Form 10QSB
period 1996-03-31
RT INDUSTRIES INC
filed 1996-05-15
CIK 886113

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

     [ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                                     0-20436
                             Commission File Number

                               RT INDUSTRIES, INC.
                 (Name of Small Business Issuer in its Charter)

         Delaware                                        65-0309477
 (State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)




    1875 East Lake Mary Boulevard                           32773
          Sanford, Florida                                (Zip Code)
(Address of principal executive offices)
              65-0309477



Issuer's telephone number, including area code:  (407) 322-8000

                                      None
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)



     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No




     The number of shares outstandfing of each of the issuer's classes of common stock, as of the latest practicible date.



 Class                                              Outstanding at May 14, 1996
 -----                                              ---------------------------
Common Stock,  par value $.001 per share                       6,724,743

                          PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

     The accompanying financial statements and information are submitted as required by Form 10-QSB. The financial information does not include all disclosures that are required by generally accepted accounting principles.

     In the opinion of management, all adjustments that are necessary to present fairly, the financial position of RT Industries, Inc. (the "Company") for the periods included, have been made.

     It is suggested that these Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.

                               RT INDUSTRIES, INC.

                           Consolidated Balance Sheet
                                 March 31, 1996
                                   (Unaudited)





ASSETS

Current Assets:
   Cash                                                              $  256,167
   Accounts receivable (net of allowance for
    doubtful accounts of $534,000)                                      881,184
   Inventory                                                          3,572,281
   Fixed assets held for sale                                           771,962
   Prepaid expenses                                                     312,924
                                                                        --------

          Total Current Assets                                        5,794,518

   Fixed assets (net of accumulated
    depreciation of $2,750,296)                                       3,571,074
   Other assets                                                          55,504


TOTAL ASSETS                                                         $9,421,096




                  The accompanying notes are an integral part of
                    these consolidated financial statements.

                               RT INDUSTRIES, INC.

                           Consolidated Balance Sheet
                                 March 31, 1996
                                   (Unaudited)



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Notes payable                                               $ 3,704,382
         Accounts payable & accrued expenses                           1,325,398
         Related party payable                                            45,000
                                                                     -----------

                  Total Current Liabilities                            5,074,780

Long-Term Liabilities:
         Notes payable                                                   323,513
         Related party payable                                           167,000
                                                                         -------

                  Total Liabilities                                    5,565,293

Stockholders' Equity:
         Common stock, $ .001 Par Value                                   6,017
         Additional paid-in capital                                   9,652,235
         Retained earnings                                           (5,802,449)
                                                                     -----------

                                                                      3,855,803
                                                                      ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $ 9,421,096
                                                                     ===========




                  The accompanying notes are an integral part of
                    these consolidated financial statements.

                               RT INDUSTRIES, INC.

                        Consolidated Statements of Income
                                   (Unaudited)


                                                   Three Months Ended March 31,
                                                1996                      1995
                                           --------------               --------

Net Sales                                  $ 1,300,712              $ 2,627,726

Cost of goods sold                           1,409,517                2,114,175
                                            ------------             -----------

Gross Profit (Loss)                           (108,805)                 513,551
                                             ------------            -----------

Operating Expenses:
     Selling and delivery                     154,227                   218,097
     General and administrative               416,597                   471,007
     Interest                                  84,753                   123,436
     Provision for doubtful accounts            1,720                       -
                                             ------------               --------

                                               657,297                  812,540
                                             ------------               --------
Loss before income tax benefit
  and extraordinary item                      (766,000)                (298,989)
Income tax benefit                                -                    (110,000)
                                            --------------            ----------

Net Loss before extraordinary item         $  (766,102)                (188,989)
                                             ------------

Extraordinary item                         $    26,863              $ 1,255,814
                                             ------------            -----------

Net Income (Loss)                          $  (739,239)             $ 1,066,825
                                             ============            ===========

Net Loss per Share of Common Stock before
  Extraordinary Item                       $      (.15)             $      (.14)
                                             ===========             ===========


Net Earnings (Loss) Per Share              $      (.14)             $       .81
  of Common Stock                           =============           ============




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               RT INDUSTRIES, INC.

                 Consolidated Statements of Stockholders' Equity
                    For the Three Months Ended March 31, 1996
                                   (Unaudited)



COMMON STOCK
  Balance - January 1, 1996                                       $       5,081

  Issuance of 885,600 shares of stock pursuant to
    a private placement offering                                            886
  Issuance of 50,000 shares of stock pursuant to a
    professional services agreement                                          50

  Balance - March 31, 1996                                        $       6,017
                                                                   =============

ADDITIONAL PAID-IN CAPITAL
  Balance - January 1, 1996                                       $   8,547,136

  Issuance of 885,600 shares of stock pursuant to a private
    placement offering (net of offering expenses of $63,465)          1,042,649
  Issuance of 50,000 shares of stock pursuant to a
    professional services agreement                                      62,450

  Balance - March 31, 1996                                        $   9,652,235
                                                                   =============

RETAINED EARNINGS (DEFICIT)
  Balance - January 1, 1996                                       $  (5,063,210)

  Net Loss                                                             (739,239)

 Balance - March 31, 1996                                         $  (5,802,449)
                                                                      ==========

TOTAL STOCKHOLDERS' EQUITY                                        $   3,855,803
                                                                   =============




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               RT INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                   1996                    1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) income                                 $  (739,239)     $  1,066,825
                                                    ----------       -----------

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

 Depreciation                                         153,056           154,594
 Amortization                                          33,000            60,996
 Provision For doubtful accounts                        1,720               -
 Issuance of common stock as payment
   for professional services                           62,500               -
 Extraordinary item - cancellation of debt income     (26,863)       (1,255,814)

(Increase) Decrease In:
 Accounts receivable                                   20,111           235,147
 Inventory                                            249,546           113,592
 Prepaid expenses                                       7,566           128,520
 Other assets                                             -               5,421

Increase (Decrease) In:
 Accounts payable and accrued liabilities            (149,035)       (1,247,693)

  Total Adjustments                                   351,601        (1,805,237)
                                                    -----------     ------------

  Net Cash Flows from Operating Activities           (387,638)         (738,412)
                                                    -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                            (17,210)          (19,978)
                                                    -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments under note payable to bank              (491,277)         (267,366)
Stockholder advances                                      -             750,000
Notes payable - net                                   (12,660)          214,243
Sale of common stock                                1,043,535               -
                                                    ----------         ---------

  Net Cash Flows from Investing Activities            539,598           696,877
                                                    -----------       ----------

NET INCREASE (DECREASE) IN CASH                       134,750           (61,513)

CASH - beginning of year                              121,417           186,837
                                                    -----------       ----------

CASH - end of period                               $  256,167       $   125,324
                                                    ===========      ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               RT INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  - continued -


                                                   Three Months Ended March 31,
                                                   1996                    1995

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                             $    84,753       $  123,436
                                                   ============       ==========
Cash paid for income taxes                         $       -         $      -
                                                   =============        ========

Non-Cash Investing and Financing Activities
 Notes payable - issued in exchange for professional
  services contracts                               $       -         $  500,000
 Common stock issued as repayment for notes payable        -            100,000
 Notes payable exchanged for common stock                  -           (100,000)
 Common stock issued in exchange for
  professional services                            $    62,500       $  200,000
                                                   ============      ===========















                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               RT INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements

                                 March 31, 1996
                                   (Unaudited)









NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a.   Business Operations and Organization

          The Company, which was formed on January 16, 1992, now owns and operates the following companies:

                             Ultra Brake Corporation
                        Ultratech of South Florida, Inc.
                             Roinco Worldwide, Inc.
                                RT Friction, Inc.


          b.   Unaudited Interim Statements

          The financial statements as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 are unaudited. However, in the opinion of management all adjustments (consisting solely of normal recurring adjustments) necessary to reflect a fair presentation of the financial statements for these interim periods have been made. The results for the interim periods ended March 31, 1996 and 1995 are not necessarily indicative of the results to be obtained for a full fiscal year.


NOTE 2: INVENTORY

          Major inventory components as of March 31, 1996 were as follows:

                  Raw materials                      $ 1,025,904
                  Work in process                        182,005
                  Finished goods                       2,364,372
                                                      -----------

                           Total                     $ 3,572,281
                                                      ===========

                               RT INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements

                                 March 31, 1996
                                   (Unaudited)
                                  - continued -



NOTE 3: EARNINGS PER SHARE

     For the three months ended March 31, 1996 and March 31, 1995, the number of shares used in computing the per share earnings was 5,132,445 and 1,324,476, respectively. On February 15, 1995 the Company effected a one for five reverse stock split for shareholders of record on January 20, 1995. All references in the financial statements to average number of shares outstanding and per share amounts have been restated to reflect the reverse stock split.


NOTE 4: NOTES PAYABLE

     The closing of the Company's manufacturing facility in Caruthersville, Missouri resulted in a default with respect to certain equipment loans. As a result of the default and the acceleration of the payment of the loans, $258,000 has been classified as a current liability in the Consolidated Balance Sheet. The Company and certain of the lenders who collectively had a principal balance of approximately $424,000 agreed to settle their loans for $212,000, plus a portion of the accrued interest. The Company is currently negotiating with the remaining lenders to settle their loans on terms satisfactory to all parties.

     Among other things, the aforementioned defaults and the composition of its trade debt (see Note 5), has caused the Company to be in default with respect to certain covenants contained its loan agreement with Congress Financial Corporation ("Congress"). Although aware of the defaults, Congress continues to fund the credit line. Congress has not formally waived the Company's defaults and, as such, can cease funding the credit line and/or accelerate the loan and demand payment in full of the outstanding balance. Accordingly, the Congress line of credit has been classified in the Consolidated Balance Sheet at March 31, 1996 as a current liability.

                               RT INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements

                                 March 31, 1996
                                   (Unaudited)
                                  - continued -


NOTE 5: THE COMPOSITION

     In connection with a debt restructuring, the Company called a meeting of its Unsecured Trade Creditors ("Trade Creditors") on August 2, 1994 to discuss the feasibility of a non-judicial work-out of its Unsecured Trade Debt ("Trade Debt") approximating $3,032,000. At the time the Company called the creditors' meeting, its cash flow was insufficient to allow it both to meet its payable obligations and to support its desired growth. The creditors' meeting was attended by Trade Creditors representing approximately 70% of the Debt. Pursuant to the meeting, a Creditors Committee was formed and the Company entered into a memorandum of understanding with the Committee pursuant to which the Company agreed that subject to acceptance of Trade Creditors holding 90% of the outstanding Debt it would offer the Trade Creditors two proposed methods of payment of the Trade Debt as set forth below:

     (a) Proposal No. 1 - Thirty five (35%) percent of the Debt, (35% for each $1.00 owed) to be paid in cash within ten (10) days after the Effective Date.

     (b) Proposal No. 2 - One Hundred (100%) percent of the Debt payable in cash as follows:


          (i) Five (5%) percent of the Debt payable in cash within ten (10) days after the Effective Date.

          (ii) Five (5%) percent of the Debt payable in cash with six (6) months, and twelve (12) months, respectively, after the Effective Date.

          (iii)Seven and one-half (7-1/2%) percent of the Debt payable in cash within eighteen (18) and twenty four (24) months, respectively, after the Effective Date.

          (iv) Ten (10%) percent of the Debt payable in cash within thirty (30), thirty six (36), forty eight (48) months, respectively, after the Effective Date; and

                               RT INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements

                                 March 31, 1996
                                   (Unaudited)
                                  - continued -



NOTE 5: THE COMPOSITION (continued)

          (v)  Fifteen  (15%)  percent of the Debt  payable in cash within fifty
               four  (54)  and  sixty  (60)  months,  respectively,   after  the
               Effective Date.

          In addition, if net income after taxes of the Company and its Subsidiaries on a consolidated basis exceeds $1,000,000 in any fiscal year (excluding gain realized as a result of the Composition), fifty (50%) percent of the excess will be paid to the Trade Creditors accepting Proposal No. 2 and applied to the installment payments due in the inverse order of the due dates.

          On January 19, 1995, the Company entered into a Composition Agreement with the Creditors Committee setting forth the Company's obligations with respect to the repayment of the Trade Debt.

          In February, 1995, the Creditors Committee sent out notices to all of the Trade Creditors setting forth the proposed Composition together with the request that such Trade Creditors advise the Creditors Committee through submission of their ballots whether they would be participating in the Composition and, if so, which of the Proposals whey would be choosing. On March 7, 1995, approximately 91% of the Trade Creditors, representing approximately $2,732,000 in Debt, elected to participate in the Composition (Trade Creditors representing approximately $2,500,000 of the Debt accepted Proposal 1 with the balance, approximately $232,000 of Debt, accepting Proposal
          2).

          On March 7, 1995, the Creditors Committee declared the Composition effective. In addition, subsequent to March 7, 1995, the Creditors Committee contacted those Trade Creditors who failed to respond to the initial solicitation to determine whether such Trade Creditors were interested in participating in the Composition. The Company is waiting for responses from these Trade Creditors. The Company anticipates that it will be able to enter into satisfactory arrangements with these Trade Creditors.

                               RT INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements

                                 March 31, 1996
                                   (Unaudited)
                                  - continued -


NOTE 5: THE COMPOSITION (continued)

     To fund the Composition, the Company (i) borrowed $750,000 from Ronald Tygar, its then President and principal shareholder, pursuant to a demand note dated March 17,1995; (ii) utilized a $100,000 good faith deposit which was held by the Creditors Committee (as a condition to proceeding with the structuring of the Composition, the Company was required to deposit
     $100,000 with the Creditors Committee, to be applied toward the satisfaction of Claims pursuant to the Composition); and (iii) obtained a commitment for a $200,000 credit line overdraft from its principal lender.

     On March 17, 1995, the Company made its first distribution pursuant to the Composition Agreement. All Trade Creditors accepting Proposal 1 received $.35 for each $1.00 of Debt (approximately $875,000 in the aggregate) and Trade Creditors accepting Proposal 2 received an initial installment equal to $.05 for each $1.00 of Debt (approximately $11,000 in the aggregate). In order to fund the first distribution, the Company applied the $750,000 borrowed from Ronald Tygar and the $100,000 good faith deposit previously made with the Creditors Committee. The balance was funded from working capital. A second and third distribution of $38,000 and $65,000 were made on April 18, 1995 and December 20, 1995, respectively. The next installment due under the terms of the Composition Agreement is for approximately $25,000 and is payable in September, 1996.

NOTE 6: SUBSEQUENT EVENTS

     Subsequent to March 31, 1996, the Company initiated a private placement of its securities in the form of a units offering in order to raise additional working capital and pay down debts. Each unit in the private placement consists of one share of the Company's common stock and two redeemable common stock purchase warrants and is offered at a price of $1.25 each. The common stock warrants enable the holders to purchase one share of the Company's common stock at a price of $4.20, subject to adjustment. The "Warrants" are redeemable at the option of the Company at a redemption price of $.005 per warrant under certain conditions. The private placement memorandum requires a minimum purchase of 400,000 units and a maximum of 1,600,000 units.

                               RT INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements

                                 March 31, 1996
                                   (Unaudited)
                                  - continued -


NOTE 6: SUBSEQUENT EVENTS (continued)

     However, on March 29, 1996, the Company Board of Directors unanimously approved an increase in the maximum units available for sale by 800,000, subject to such other necessary actions as determined by the Company's attorneys. As of May 3, 1996, the Company has sold 1,593,600 units, and has received proceeds from the offering of $1,881,430 (net of offering expenses of $110,570).

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

     The Company has continued to direct its efforts towards resolving the various remaining issues and obligations that have arisen from its program for restructuring and consolidation of the Company's operations which it had undertaken in the third quarter of 1994.

     During the first quarter of 1995, the Company entered into a Composition Agreement (the "Composition") with its trade creditors (See the "Composition" for details). As a result thereof, the Company successfully completed a non-judicial work-out of approximately $3,032,000 of trade debt.

     In order to fund the Composition, the (i) borrowed $750,000 from Ronald Tygar, its then President and principal shareholder and his wife pursuant to a demand note dated March 17, 1995 which bears interest at a rate of 7% per annum (ii) utilized a $100,000 good faith deposit which was held by the Creditors Committee, to be applied toward the satisfaction of claims pursuant to the Composition and (iii) obtained a commitment for a $200,000 credit line overdraft from Congress Financial Corporation ("Congress") the Company's primary lender. The first distribution to the Trade Creditors, approximately $886,000, in the aggregate, was made on March 17, 1995. A second and third distribution of approximately $38,000 and $65,000 were made on April 18, 1995 and December 20, 1995, respectively. The next installment due under the terms of the Composition Agreement is for approximately $25,000 and is payable in September, 1996.

     The Company was able to successfully refinance its existing obligation under a $216,986 equipment note held by the City of Brownsville, Tennessee, relating to the Company's discontinued Brownsville facility. The Company has agreed to resume payments based on a revised amortization schedule which was reduced by the sale of certain non-transferable equipment (storage racks) collateralized under the loan agreement. The revised note requires 89 monthly payments commencing November 1, 1995, and bears interest at 3.75% and is based on a remaining principal balance of $203,000.

     The Company is also liable under a certain mortgage note held by the State of Tennessee, relating to its purchase of the land and building in Brownsville. These assets are recorded as "fixed assets held for sale" on the Company's March 31, 1996 balance sheet. The Company has recently been informed by the City of Brownsville that there is an unrelated third party interested in purchasing the property which would relieve the Company from its obligation under the aforementioned mortgage note. The City of Brownsville indicated that the sale could be completed by the end of the second quarter of 1996.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     During 1995 the Company was able to negotiate settlements with the holders of the certain note obligations with an aggregate principal balance of approximately $424,000 for lump sum payments of approximately $212,000 in the aggregate, plus a portion of the accrued interest. The closing of the Company's Missouri brake lining plant and movement of its inventory and equipment to the Company's manufacturing plant in Sanford, Florida in July 1994, constituted events of default under the lease for the Missouri plant and related equipment loan agreements.

     The Company is currently negotiating with the remaining holders of the equipment loans totaling $259,000. The Company believes that these remaining loans will be settled at a discount, on terms satisfactory to all parties. In addition, the Company remains liable under the execution of a capital lease with the City of Caruthersville, Missouri. Although the Company has just begun negotiations regarding such property it feels that it will be able to reach a settlement beneficial to both parties.

     As a result of the Caruthersville lease and equipment note defaults and the Composition Agreement, the Company is in default with respect to certain covenants contained in its loan agreement with Congress. Congress continues to fund the line of credit, based on revised lending formulas, however Congress has not agreed to formally waive Company's loan covenant violations and could cease funding the line of credit or accelerate the loan repayment term, or demand payment in full of the outstanding loan balance.

     As of March 31, 1996, the Company was indebted to Congress under its secured line of credit for $1,950,465. The line of credit matures in April, 1997 and automatically renews on a yearly basis, unless terminated by either party in accordance with the loan agreement, bears interest at a rate of 1.5% above the prime rate as announced by Philadelphia National Bank and is collateralized by all of the assets of the Company, excluding real estate and existing first liens on equipment, and is personally guaranteed by Ronald Tygar. In addition, the Company is charged a monthly service fee of $4,000 during the term of the loan agreement.

     During the first quarter of 1996, the Company initiated a private placement of its securities in the form of a units offering to raise additional working capital. Each unit in the private placement consists of one share of the Company's common stock and two redeemable common stock purchase warrants and is offered at a price of $1.25 each. The common stock warrants enable the holders to purchase one share of the Company's common stock at a price of $4.20. The warrants are redeemable at the option of the Company at a redemption price of $.005 per warrant beginning six months from the private placement closing date.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The private placement memorandum requires a minimum purchase of 400,000 units and a maximum of 1,600,000 units. As of May 3, 1996, the Company has sold 1,593,600 units and has received proceeds from the offering of $1,881,430 (net of offering expenses of $110,570). On March 29, 1996, through a Special Meeting of the Board of Directors, the Board voted on and unanimously approved an action to increase the maximum units available for sale by 800,000 units.

     Notwithstanding the above, there still can be no assurance that the Company will have sufficient funds to (i) meet its obligations with respect to the Missouri Plant; (ii) pay the Lenders or its obligations pursuant to any settlement agreements reached with the lenders; (iii) pay the future installments which are due under the Composition; (iv) meet its obligations on a going forward basis; or (v) repay Congress in the event of acceleration of the Congress loan. The Company is currently negotiating with alternative funding sources, but there can be no assurance that these or other sources will provide the Company with the capital required in order to meet its obligations. Unless the Company's borrowing, as set forth in the loan agreement increase as a result of increased sales and/or eligible inventories, the Company may be required to, or otherwise deem it necessary to appropriate, to file a petition for reorganization under Chapter 11 of the Bankruptcy Code. The Company cannot ascertain at this time what the effects of a bankruptcy filing may have on the Company's financial statements and the value of the Company's issued and outstanding common stock.

Material Changes in Financial Condition

     The Company's inventory decreased by $249,546 to $3,572,281 at March 31, 1996 as compared to $3,821,827 at December 31, 1995. The decrease was a result of improved inventory management in response to the reduced level of sales. Accounts payable and accrued expenses decreased to $1,325,398 at March 31, 1996 from $1,489,296 at December 31, 1995. This decrease of $163,898 is a result of utilizing the proceeds of the private placement in order to pay down certain trade payables. In addition, as a result of the proceeds of the private placement the Company was able to reduce its note payable to Congress by $491,277 from $2,441,742 at December 31, 1995 to $1,950,465 at March 31, 1996. The Company was able to pay down this note obligation and remain at/or close to a borrowing level satisfactory to the lender. During the first quarter Congress allowed the Company to create new borrowings under the line of credit which were based on revised lending formulas satisfactory to both Congress and the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Material Changes in Results of Operations

Quarter ended March 31, 1996
compared to March 31, 1995

     For the three months ended March 31, 1996, the Company has a net loss before extraordinary item of $766,102 as compared to a net loss before extraordinary item of $188,989 for the three months ended March 31, 1995. Net sales for the three months ended March 31, 1996 decreased by $1,327,014 or 51% to $1,300,712 from $2,627,726 for the three months ended March 31, 1995. The decrease in net sales is directly attributable to the loss of certain customers, reduced sales to certain existing customers and the Company's impaired ability to attract new customers as a result of the Company's past financial difficulties. The Company believes that based upon the successful completion of its restructuring it can eliminate customer concerns regarding the Company's ability to deliver orders at a maximum fill rate and in a timely and consistent manner. If the Company can successfully convey this to the marketplace it can regain the customer base it has lost and create an opportunity to attract potential new customers.

     Gross profit, as a percentage of sales, decreased from 19.5% for the three months ended March 31, 1995 to (8%) for the three months ended March 31, 1996. Although the Company was able to reduce fixed expenses included in Cost of Sales, the inability of the Company to generate increased sales volume offset much of the benefit.

     Selling and delivery expense decreased to $154,227 for the three months ended March 31, 1996 from $218,097 for the three months ended March 31, 1995. The decrease of $63,870 in selling and delivery expense is attributable to the lower commissions and freight costs as a result of the reduced level of sales.

     General and administrative expenses decreased by $54,410 from $471,007 for the three months ended March 31, 1995 to $416,597 for the three months ended March 31, 1996. This decrease are a result of cost reductions arising from the Company's continued efforts to reduce general and administrative expenses.

     Interest expense for the three months ended March 31, 1996 was $84,753 as compared to $123,436 for the three months ended March 31, 1995. This decrease of $38,683 is attributable to the reduced borrowing levels on all of the Company's note obligations.

                           PART II. OTHER INFORMATION




ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits - None

Reports on Form 8-K

     No reports were filed by the Company on Form 8-K during the fiscal quarter ended March 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 14, 1996


                                           RT INDUSTRIES, INC.



                                   By:     John K. Kenney
                                           President and Chief Executive Officer
                                           (Principal Accounting Officer)