Form 10QSB
period 1996-06-30
RT INDUSTRIES INC
filed 1996-08-20
CIK 886113

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
================================================================================

                                 FORM 10-QSB

     (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1996

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------    ------------------------

                                    0-20436
                                    -------
                             Commission file number

                              RT Industries, Inc.
                              -------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

           Delaware                                   65-0309477
           --------                                   ----------
 (State of other jurisdiction                       (IRS Employer
of incorporation or organization)                 Identification No.)

1875 E. Lake Mary Boulevard, Sanford, FL                32773
- ----------------------------------------                -----
(Address of principal executive offices)              (Zip Code)


Issuer's telephone number, including area code: (407) 322-8000
                                                --------------

                                     None
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes    X        No
                                      -----         -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at August 14, 1996
- ---------------------------------------       ------------------------------
Common Stock, par value $.001 per share                 6,749,754

                        PART I.  FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS

         The accompanying financial statements and information are submitted as required by Form 10-QSB. The financial information does not include all disclosures that are required by generally accepted accounting principles.

         In the opinion of management, all adjustments that are necessary to present fairly, the financial position of RT Industries, Inc. (the"Company") for the periods included, have been made.

         It is suggested that these Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.

                              RT INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1996
                                  (UNAUDITED)

ASSETS
Current Assets:
      Cash                                                        $  334,668
      Accounts receivable (net of allowance for doubtful
       accounts of $534,000)                                         781,841
      Inventory - Note 2                                           3,579,746
      Fixed Assets Held for Sale                                     771,962
      Prepaid expenses, principally income taxes                     313,317
                                                                  ----------

Total Current Assets                                               5,781,534

      Fixed Assets  (net of accumulated
       depreciation of $2,903,952)                                 3,514,402
      Other assets                                                    22,504
                                                                  ----------

TOTAL ASSETS                                                      $9,318,440
                                                                  ==========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              RT INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1996
                                  (UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes payable                          $3,105,123
    Accounts payable & accrued expenses     1,554,945
    Related Party Payable                      45,000
                                           ----------

         Total Current Liabilities         $4,705,068
Long-Term Liabilities:
    Notes payable                             291,324
    Related party payables                    163,000
                                           ----------

         Total Liabilities                  5,159,392
Stockholders' Equity:
    Common stock, $.001 Par Value               7,045
    Additional paid-in capital             10,843,755
    Retained earnings                      (6,691,752)
                                           ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $9,318,440
                                           ==========


                The accompanying notes are an integral part of
                   these consolidated financial statements.

                             RT INDUSTRIES, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                                 Six Months Ended June 30,
                                                                    1996          1995
                                                                 -----------   ----------
Net Sales                                                        $ 2,372,833   $5,180,582

Cost of goods sold                                                 2,801,037    4,312,407
                                                                 -----------   ----------

Gross Profit                                                        (428,204)     868,175
                                                                 -----------   ----------

Operating Expenses:
     Selling and delivery                                            313,564      434,294
     General and administrative                                      762,499    1,012,864
     Interest                                                        149,418      249,783
     Provision for doubtful accounts                                   1,720      135,329
                                                                 -----------   ----------

                                                                   1,227,201    1,832,270
                                                                 -----------   ----------

Loss before income Tax benefit
  and extraordinary item                                          (1,655,405)    (964,095)
Income tax benefit                                                         0     (356,000)
                                                                 -----------   ----------

Loss before extraordinary item                                    (1,655,405)    (608,095)

Extraordinary item                                                    26,863    1,194,663
                                                                 -----------   ----------

Net Income (Loss)                                                $(1,628,542)  $  586,568
                                                                 -----------   ----------

Net (Loss) Per Share of Common Stock before
  extraordinary item                                                    (.27)  $     (.31)
                                                                 ===========   ==========


Net Earnings (Loss) Per Share of common stock                           (.27)  $      .30
                                                                 ===========   ==========




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              RT INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                        Three Months Ended June 30,
                                                             1996         1995
                                                          ----------   ----------
Net Sales                                                 $1,072,121   $2,552,856

Cost of goods sold                                         1,391,520    2,198,231
                                                          ----------   ----------

Gross Profit                                                (319,399)     354,625
                                                          ----------   ----------

Operating Expenses:
     Selling and delivery                                    159,337      216,197
     General and administrative                              345,902      541,857
     Interest                                                 64,665      126,347
     Provision for doubtful accounts                               0      135,329
                                                                       ----------
                                                             569,904      700,331
                                                          ----------   ----------

Loss before income Tax benefit
  and extraordinary item                                    (889,303)    (665,105)
Income tax benefit                                                 0     (246,000)
                                                          ----------   ----------

Loss before extraordinary item                              (889,303)    (419,105)

Extraordinary item                                                 0       61,151
                                                          ----------   ----------

Net Income (Loss)                                         $ (889,303)  $  480,256
                                                          ----------   ----------
Net (Loss) Per Share of Common Stock before
  extraordinary item                                      $     (.14)  $     (.16)
                                                          ==========   ==========

Net Earnings (Loss) Per Share of common stock             $     (.14)  $     (.18)
                                                          ==========   ==========




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              RT INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (UNAUDITED)



COMMON STOCK
      Balance - January 1, 1996                                                   $     5,081

      Issuance of 50,000 shares of stock pursuant to
       professional services agreements                                                    50
      Issuance of 885,600 shares of stock pursuant to
       a private placement agreement                                                      886
      Issuance of 1,028,000 shares of stock pursuant to
       a private placement agreement                                                    1,028
                                                                                  -----------
                                                                                        7,045
                                                                                  ===========
ADDITIONAL PAID-IN CAPITAL
      Balance - January 1, 1996                                                   $ 8,547,136

      Issuance of 50,000 shares of stock pursuant to
       professional services agreements                                                62,450
      Issuance of 885,000 shares of stock pursuant to
       a private placement agreement (Net of Offering Expenses $63,465)             1,042,649
      Issuance of 1,028,000 shares of stock pursuant to
       a private placement agreement (Net of Offering Expenses $92,452)             1,191,520

      Balance - June 30, 1996                                                      10,843,755
                                                                                  ===========

RETAINED EARNINGS (DEFICIT)
      Balance - January 31, 1996                                                  ($5,063,210)
      Net Income                                                                   (1,628,542)
                                                                                  -----------
      Balance - June 30, 1996                                                     ($6,691,752)
                                                                                  ===========

TOTAL STOCKHOLDERS' EQUITY                                                        $ 4,159,048
                                                                                  ===========


                The accompanying notes are an integral part of
                   these consolidated financial statements.

                              RT INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              Six Months Ended June 30,
                                                                               1996               1995
                                                                               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (Loss)                                                            $(1,628,542)      $  586,568
                                                                             -----------       ----------

Adjustments to reconcile net income (loss)
 to net cash provided (used) by operating activities:
 Depreciation                                                                    298,194          295,234
 Amortization                                                                     66,000          226,113
 Provision for doubtful accounts                                                   1,720          135,329
 Issuance of Common Stock as payment for
  professional services                                                           62,500                0
 Extraordinary item - cancellation of debt                                       (26,863)      (1,194,663)

(Increase) Decrease In:
 Accounts receivable                                                             119,454          397,180
 Inventory                                                                       242,081          339,872
 Prepaid expenses                                                                  7,173          120,524
 Other assets                                                                          0            5,421

Increase (Decrease) In:
 Accounts payable and accrued liabilities                                         76,511       (1,543,098)
                                                                             -----------       ----------

      Total Adjustments                                                          846,770       (1,218,088)
                                                                             -----------       ----------

      Net Cash Flows from Operating Activities                                  (781,772)        (631,520)
                                                                             -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of fixed assets                                                       (105,673)         (62,766)
                                                                             -----------       ----------




                The accompanying notes are an integral part of
                   these consolidated financial statements.

                              RT INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 - CONTINUED -



                                                                  Six Months Ended June 30,
                                                                     1996         1995
                                                                  ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds (reduction) from revolving credit
  demand note                                                     (1,084,164)   (644,423)
 Net proceeds from issuance of common stock                        2,236,083   1,388,480
 Notes payable - net                                                 (51,223)   (215,688)
                                                                  ----------   ---------

     Net Cash Flows from Financing Activities                      1,100,696     528,369
                                                                  ----------   ---------


NET DECREASE IN CASH                                                 213,251    (165,917)

CASH - beginning of year                                             121,417     186,837
                                                                  ----------   ---------

CASH - end of period                                              $  334,668   $  20,920
                                                                  ==========   =========





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             RT INDUSTRIES, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                          Six Months Ended June 30,
                                                                            1996           1995
                                                                           -------        -------
 Cash paid for interest                                                   $ 149,418     $  249,783
                                                                          =========     ==========

Non-Cash Investing Activities
 Professional services contracts exchanged
  for notes payable  ----                                                        -0-    $  477,158

 Professional services contracts exchanged
  for common stock                                                                0     $  200,000
                                                                          =========     ==========
Non-Cash Financing Activities
  Notes payable - issued in exchange for
    professional services contracts                                               0        477,158
                                                                          =========     ==========
 Common stock issued as repayment for notes
  payable                                                                         0      1,150,000
 Notes payable exchanged for common stock                                         0     (1,150,000)
 Common stock issued in exchange for
  professional services contracts                                                 0     $  200,000
                                                                          =========     ==========




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              RT INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Business Operations and Organization

     The Company, which was formed on January 16, 1992 owns and operates the following companies:

                           Ultra Brake Corporation
                       Ultratech of South Florida, Inc.
                          Roinco Manufacturing, Inc.
                              RT Friction, Inc.


b.   Unaudited Interim Statements

     The financial statements as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995 are unaudited. However, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to reflect a fair presentation of the financial statements for these interim periods have been made. The results for the interim periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be obtained for a full fiscal year.


NOTE 2:  INVENTORY

     Major inventory components as of June 30, 1996 were as follows:


     Raw Materials                     $1,005,908
     Work in Process                      196,886
     Finished Goods                     2,376,952
                                       ----------

                Total                  $3,579,746
                                       ==========

                              RT INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)
                                 - CONTINUED -


NOTE 3: EARNINGS PER SHARE

     For the six months ended June 30, 1996 and June 30, 1995, the number of shares used in computing the per share earnings were 6,137,743 and 1,991,173, respectively.

     On February 16, 1995, the Company effected a one for five reverse stock split for shareholders of record on January 20, 1995. All references in the financial statements to average number of shares outstanding and per share amounts have been restated to reflect the reverse stock split.

NOTE 4:  NOTES PAYABLE

     The closing of the Company's manufacturing facility in Caruthersville, Missouri (the "Missouri Plant") during the third quarter of 1994 resulted in defaults with respect to certain equipment loans. As a result of these defaults and the acceleration of the loan obligations (but taking into account the Company's settlement of certain outstanding loans aggregating $424,000), $258,000 has been classified as a current liability in the Consolidated Balance Sheet. (See "Management's Discussion and Analysis or Plan of Operation" in the Company's Form 10-KSB for the year ended 1995). The Company is currently negotiating with the remaining lenders to settle their loans on terms satisfactory to all parties.

     Among other things, the aforementioned defaults and the composition of the Trade Debt (see Note 5 to the Consolidated Financial Statements) has caused the Company to be in default with respect to certain covenants contained in its loan agreement with Congress Financial Corporation ("Congress"). Although aware of the defaults, Congress continues to fund the credit line. Congress, however, has not waived the Company's defaults and, as such, can cease funding the credit line and/or accelerate the loan and demand payment in full of the outstanding balance. Accordingly, the Congress line of credit has been classified in the Consolidated Balance Sheet at June 30, 1996 as a current liability.

                              RT INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)
                                 - CONTINUED -

NOTE 5: THE COMPOSITION

In connection with the debt restructuring, a committee of the Company's unsecured trade creditors (the "Trade Creditors") on March 7, 1995 declared as effective an agreement (the "Composition Agreement") providing for repayment by the Company of the unsecured trade debt (the "Trade Debt") of the Company's Trade Creditors electing to participate in the Composition Agreement, representing approximately $2,732,000 of the $3,032,000 Trade Debt. (See
Exhibit 10.35 previously submitted on Form S-18, as amended, initially filed with the SEC on April 8, 1992; Note 5 to the Consolidated Financial Statements in Form 10-QSB for the 1st Quarter, 1996 for a discussion of the proposals, ratification process and funding of the same). Trade Creditors, representing approximately $2,500,000 of the Trade Debt, elected a lump sum payment of $0.35 for every $1.00 of the Trade Debt and have been paid. Trade Creditors, representing $232,000 of the Trade Debt, who elected periodic payments have received fifteen percent (15%) of the periodic payments. The next distribution under the Composition Agreement, payable in September 1996, is for an aggregrate payment of approximately $25,000. Subsequent payments become payable in the first and third quarters of 1997, as well as the first quarter of each of 1998 and 1999.

The Company has negotiated settlements with respect to the bulk of the Trade Debt held by the nine percent (9%) of the Trade Creditors not electing to participate in the Composition Agreement, representing approximately $300,000 of the Trade Debt, and only $12,900 remains to be paid to such Trade Debtors.

The Company anticipates negotiating satisfactory settlement arrangements during the third quarter 1996, with the balance of the non-electing Trade Debtors, who collectively are owed an aggregrate of $87,700 from the Company.

                              RT INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)
                                  -continued-
NOTE 6:  SUBSEQUENT EVENTS


     The Company consumated a private placement of its securities in the form of 1,600,000 units in order to raise additional working capital and to pay down debts. Each unit in the private placement consisted of one share of the Company's common stock and two redeemable common stock purchase warrants (the "Warrants") at a price of $1.25 each. The Warrants enable the holders to purchase one share of the Company's common stock at a price of $4.20, subject to adjustment. The Warrants are redeemable at the option of the Company at a redemption price of $.005 per Warrant under certain conditions. None of the common stock offered pursuant to the private placement is registered under the 1933 Securities Act, as amended and may not be sold in the United States absent such registration or under some applicable exemption from registration requirements. As of May 3, 1996, the Company had received proceeds from the private offering of approximately $1,881,430 (net of expenses associated with the offering of $110,570).

                             RT INDUSTRIES, INC.

ITEM: 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The Company has continued efforts to restructure and consolidate the Company's operations which commenced in the third quarter of 1994.

In addition to the Composition Agreement (See Note 5 to the Consolidated Financial Statements) and following the successful refinancing in the fourth quarter 1995 of the equipment note held by the City of Brownsville, Tennessee (See "Management's Discussion and Analysis or Plan of Operation" in Form 10-KSB for the year ended 1995), and settlement of various note obligations in connection with the Missouri Plant (See "Management' Discussion and Analysis or Plan of Operation" in Form 10-KSB for the year ended 1995), the Company has continued to take steps to renegotiate and / or settle its outstanding obligations, as hereinafter described.

The Company remains liable under a certain mortgage note held by the State of Tennessee, relating to its purchase of land and improvements in Brownsville, Tennessee. These assets are recorded as "fixed assets held for sale" on the Company's June 30, 1996 balance sheet. The Company has been informed by the City of Brownsville that there is an unrelated third party interested in purchasing the property which would relieve the Company from its obligation under the aforementioned mortgage note. Although the City of Brownsville initially indicated that the sale could be completed by the end of the second quarter of 1996, this transaction has not been finalized as of this date.

As concerns the closing of thr Missouri Plant, the Company continues to negotiate with the remaining holders of equipment loans totaling $259,000. The Company believes that these remaining loans will be settled on terms satisfactory to all parties. In addition, the Company remains liable under the execution of a capital lease with the City of Caruthersville, Missouri. Although the Company has just begun negotiations regarding such property, management believes that it will be able to reach a settlement beneficial to both parties.

As a result of the defaults under the lease and equipment notes with respect to the Missouri Plant as well as the Trade Debts, the Company remains in default with respect to certain covenants contained in its loan agreement with Congress. Congress continues to fund the line of credit, based on revised lending formulas. However, Congress has not agreed to formally waive the Company's loan convenant violations and could cease funding the line of credit or accelerate the loan repayment term, or demand payment in full of the outstanding loan balance.

As of June 30, 1996, the Company was indebted to Congress under its secured line of credit for $1,357,578. The line of credit matures in April, 1997 and automatically renews on a yearly basis, unless terminated by either party in accordance with the loan agreement. The loan bears interest at a rate of 1.5% above the prime rate as announced by Philadelphia National Bank and is collateralized by all of the assets of the Company, excluding real estate and existing first liens on equipment, and is personally guaranteed by Ronald Tygar. in addition, the Company is charged a monthly service fee of $4,000 during the term of the loan agreement.

There can be no assurance that the company will have sufficient funds to (i) meet its obligations with respect to the Missouri Plant; (ii) pay its lenders or its obligations with respect to any settlement agreement reached with the lenders; (iii) pay the future installments which are due under the Composition Agreement; (iv) meet its obligations on a going forward basis; or (v) repay Congress in the event of acceleration of the Congress loan. The Company is currently negotiating with alternative funding sources, but there can be no assurance that these or other sources will provide the Company with the capital required in order to meet its obligations. Unless the Company's borrowing, as set forth in the loan agreement increase as a result of increased sales and/or eligible inventories, the Company may be required to, or otherwise deem it necessary or appropriate, to file a petition for reorganization under Chapter 11 of the Bankruptcy Code. The Company cannot ascertain at this time what the effects of a bankruptcy filing may have on the Company's financial statements and the value of the Company's issued and outstanding common stock.

MATERIAL CHANGES IN FINANCIAL CONDITION

As a result of the proceeds of the private placement completed in the second quarter of 1996, the Company was able to reduce its note payable to Congress by $1,084,164 from $2,441,742 at December 31, 1995 to $1,357,578 at June 30, 1996,
and to maintain a borrowing level satisfactory to Congress.

For the six months ended June 30, 1996, the Company has a net loss of $1,655,405 before extraordinary item as compared to a net loss of $608,095 before extraordinary item for the six months ended June 30, 1995. For the three months ended June 30, 1996, the Company had a net loss of $889,303 before extraordinary items as compared to a net loss of $480,256 before extraordinary items for the three months ended June 30, 1995.

Net sales for the six and three months periods ended June 30, 1996 were $2,372,833 and $1,072,121, respectively, as compared with net sales for the six and three months periods ended June 30, 1995 of $5,180,582 and $2,552,856, respectively. Comparing the six and three months periods ended June 30, 1996 and 1995, net sales decreased 54.2% and 58%, respectively. The decrease in net sales is attributable to the loss of certain customers, reduced sales to certain existing customers and the Company's impaired ability to attract new customers as a result of the Company's past financial difficulties. Management believes that based upon the successful completion of the Company's restructing, it can eliminate customer concerns regarding the Company's ability to deliver orders in a timely and consistent manner.

For the six and three months periods ended June 30, 1996, gross profit as a percentage of net sales were (18%) and (19%), respectively. Although the Company was able to reduce fixed expenses included in Cost of Sales, the inability of the Company to generate increased sales volume offset much of the benefit.

Selling and delivery expense decreased by $120,730 for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, and decreased by $56,860 for the three months ended June 30, 1996 as compared to the three months ended June 30,

1995. The decrease in selling and delivery expense is attributable to the lower commissions and freight costs as a result of the reduced level of sales.

General and administrative expenses decreased by $250,365 to $762,499 for the six months ended June 30, 1996, from $1,012,864 for the six months ended June 30, 1995. For the three months ended June 30, 1996, such expenses decreased by $195,955 to $345,902, from $541,857 for the three months ended June 30, 1995.
This decrease is a result of cost reductions arising from the Company's continued efforts to reduce general and administrative expenses.

Interest expense for the six and three months periods ended June 30, 1996, were $149,418 and $64,665, respectively. For the six and three months period ended June 30, 1995, interest was $249,783 and $126,347, respectively. This decrease is attributable to the reduced borrowing levels on all of the Company's note obligations.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company negotiated a settlement of the civil matter filed in the United States District Court, Western District of Missouri on or about February 15, 1996, (See "Legal Proceedings" in Form 10-KSB for the year ended 1995). It is anticipated that such settlement will be memorialized during the third quarter 1996, which will result in the voluntary dismissal by the claimant of the civil case against the Company.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Except to the extent otherwise renegotiated and / or settled by the Company (See Notes 4 and 5 to the Consolidated Financial Statements; See "Management's Discussion and Analysis of Plan of Operation" discussion on "Liquidity and Capital Resources"), the Company was in default of its notes and obligations at the end of the second quarter of 1996, with respect to each of Congress, certain Trade Creditors, the City of Brownsville, TN, as well as the City of Cauthersville, MO and certain equipment lessors associated with the Missouri Plant.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 1, 1996, the Board of Directors of the Company authorized and approved an increase in the authorized common stock for the Company from 10,000,000 shares to 30,000,000 shares.

The Board solicited consent of the shareholders of the Company by proxy statement mailed on or about June 11, 1996 (See Schedule 14A Definitive Proxy Statement and Written Consent of the Shareholders of the Company filed with the SEC on June 11, 1996). On or about July 1, 1996. a majority of the shareholders approved by written consent the increase in the authorized shares of Common Stock. By Certificate of Amendment filed with the Secretary of State of the State of Delaware on August 7, 1996, the Company amended its Certificate of Incorporation to provide for a total number of authorized shares of common stock equal to 30,000,000 shares, $.001 par value per share.

ITEM 5: OTHER INFORMATION

The Company completed a private placement of its securities in the form of 1,600,000 units during the second quarter of 1996, each unit consisting of one share of the Company's common stock and two redeemable common stock purchase warrants at a price of $1.25 each As of May 3, 1996, the Company had received proceeds from the private offering of approximately $1,881,430 (net of expenses associated with the offering of $110,570).

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS INDEX


                Exhibit No.     Description                                        Page No.
                -----------     -----------                                        --------
                3.1.2           Certificate of Amendment                              22
                27              Financial Data Schedule (for SEC use only)


REPORTS ON FORM 8-K

No reports were filed by the Company on Form 8-K during the two fiscal quarters ended June 30, 1996.

                              RT INDUSTRIES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to sign on its behalf by the undersigned thereunto duly authorized.


Dated: August 13, 1996


RT Industries, Inc.



By: /s/ John K. Kenney
   ---------------------------------
John K. Kenney
President and Chief Executive Officer