Form 10QSB
period 1996-09-30
RT INDUSTRIES INC
filed 1996-11-14
CIK 886113

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================

                                 FORM 10-QSB

      (MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                              -----------  ----------
                                     0-20436
                             ----------------------
                             Commission file number

                               RT Industries, Inc.
                               -------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            Delaware                                      65-0309477
            --------                                      ----------
(State of other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

1875 E. Lake Mary Boulevard, Sanford, FL                    32773
----------------------------------------                    -----
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code: (407) 322-8000
                                                --------------

                                      None
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X               No
                           -------              --------

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at November 14, 1996
---------------------------------------        --------------------------------
Common Stock, par value $.001 per share                   7,624,754

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The accompanying financial statements and information are submitted as required by Form 10-QSB. The financial information does not include all disclosures that are required by generally accepted accounting principles.

         In the opinion of management all adjustments that are necessary to present fairly, the financial position of RT Industries, Inc.
         (the "Company") for the periods included, have been made.

         It is suggested that these Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.

                               RT INDUSTRIES, INC.

                           Consolidated Balance Sheet
                               September 30, 1996
                                   (Unaudited)


ASSETS

Current Assets
        Cash                                                           $   21,741
        Accounts Receivable (not of allowance for doubtful             $  855,454
        accounts of $823,058)
        Inventory - Note 2                                             $3,599,313
        Prepaid expense, principally income taxes                      $  244,787
                                                                       ----------
                                                                       $4,721,295
Total Current Assets

        Fixed Assets(net of accumulated                                $3,403,683
        depreciation of $3,041,409)
        Other Assets                                                   $      505
                                                                       ----------


TOTAL ASSETS                                                           $8,125,483
                                                                       ==========



                   The accompanying notes are an integral part of these consolidated financial statements.

         NINE MONTHS ENDED SEPTEMBER 30,
              1996             1995
          $7,913,223       $7,283,482
             201,257          204,122
             719,632          718,634
             246,726          129,971
             275,193          323,928
          ----------       ----------
           9,356,031        8,660,137
          ----------       ----------


           3,849,500        3,567,470
              40,711           39,113
          ----------       ----------
           3,890,211        3,606,583
          ----------       ----------

           5,465,820        5,053,554

             550,852          243,527
          ----------       ----------

           4,914,968        4,810,027
          ----------       ----------


               5,725           92,700
             713,563          457,869
              56,883           10,669
                   0          (36,347)
             209,227          251,631
             297,234          205,293
          ----------       ----------
           1,282,632          981,815
          ----------       ----------

           4,940,154        4,079,897
          ----------       ----------

           1,257,446        1,711,945

             410,903          641,400
          ----------       ----------

          $  846,543       $1,070,545
          ==========       ==========


          $     0.55       $     0.70
          ==========       ==========

           1,543,759        1,534,440
          ==========       ==========

                              RT INDUSTRIES, INC.

                           Consolidated Balance Sheet
                               September 30, 1996
                                   (Unaudited)



LIABILITIES AND STOCKHOLDERS' EQUITY


        Notes payable                                                  $ 1,556,105
        Accounts payable & accrued expenses                            $   833,060
        Related party payable                                          $    45,000
                                                                       -----------

                      Total Current Liabilities                        $ 2,434,165
Long-Term Liabilities:
        Notes payable                                                  $   264,364
        Related party payables                                         $   163,000
                                                                       -----------

                    Total Liabilities                                  $ 2,861,529
Stockholder's Equity:
        Common stock, $.001 Par Value                                  $     7,045
        Additional paid-in capital                                     $12,577,195
        Retained earnings                                              $(7,320,286)
                                                                       -----------
        Total stockholders' equity                                     $ 5,263,954

                                                                       -----------
TOTAL LIABILITIES & STOCKHOLDERS EQUITY                                $ 8,125,483
                                                                       ===========



                 The accompanying notes are an integral part of
                     these consolidated financial statements

                               RT INDUSTRIES, INC.
                     Consolidated Statement of Operations
                              September 30, 1996
                                  (unaudited)

                                                    Nine Months Ended September 30,
                                                        1996               1995
                                                        ----               ----

Net Sales                                           $ 3,194,619        $ 7,253,234
Cost of Goods Sold                                  $ 3,590,617        $ 6,445,521
                                                    -----------        -----------
Gross Profit                                        $  (395,998)       $   807,713
                                                    -----------        -----------

Operating Expenses:
  Selling and delivery                              $   463,920        $   683,405
  General and administrative                        $ 1,212,050        $ 2,101,132
  Interest                                          $   210,251        $   364,531
  Provision for doubtful accounts                   $     1,720        $   214,110
                                                    -----------        -----------

Total Operating Expense                             $ 1,887,941        $ 3,363,178

Loss before Income Tax benefit
  and extraordinary item                            $(2,283,939)       $(2,555,465)
Income Tax benefit                                  $         0        $  (540,000)
                                                    -----------        -----------

Loss before extra ordinary item                     $(2,283,939)       $(2,015,465)

Extraordinary item                                  $   $26,863        $ 1,002,465
                                                    -----------        -----------
Net (Loss)                                          $(2,257,076)       $(1,013,000)
                                                    ===========        ===========
Net (Loss) per share of Common Stock before
  extraordinary item                                      (0.36)             (0.81)
Net Earnings (Loss) per share of common stock             (0.36)             (0.41)



                 The accompanying notes are an integral part of
                     these consolidated financial statements

                               RT INDUSTRIES, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended September 30,
                                                        1996               1995
                                                        ----               ----
Net Sales                                             $ 821,786        $ 2,072,652

Cost of Goods Sold                                    $ 789,580        $ 2,133,114
                                                      ---------        -----------

Gross Profit (Loss)                                   $  32,206        $   (60,462)
                                                      ---------        -----------

Operating Expenses:
  Selling and delivery                                $ 150,356        $   249,111
  General and administrative                          $ 449,551        $ 1,088,268
  Interest                                            $  60,833        $   114,748
  Provision for doubtful accounts                     $       0        $    78,781
                                                      ---------        -----------

Total Operating Expense                               $ 660,740        $ 1,530,908

Loss before Income Tax benefit
  and extraordinary item                              $(628,534)       $(1,591,370)
Income Tax benefit                                    $       0        $  (184,000)
                                                      ---------        -----------

Loss before extra ordinary item                       $(628,534)       $(1,407,370)

Extraordinary item                                    $       0        $   192,198
                                                      ---------        -----------
Net(Loss)                                             $(628,534)       $(1,215,172)
                                                      =========        ===========
Net (Loss) per share of Common Stock before
  extraordinary item                                      (0.09)              0.41

Net Earnings (Loss) per share of common stock             (0.09)              0.35



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               RT INDUSTRIES, INC.

               Consolidated Statements of Stockholders' Equity
                 For the Nine Months Ended September 30, 1996
                                   (Unaudited)

COMMON STOCK
  Balance - January 1, 1996                                                               5,081

  Issuance of 75,000 shares of stock pursuant to a
    professional service agreements                                                          75
  Issuance of 1,594,000 shares pursuant to a private placement agreement                  1,594
  Issuance of 800,000 shares pursuant to a private placement agreement                      800
  Issuance of 75,000 shares pursuant to a private placement agreement                        75

                                                                                    -----------
  Balance September 30, 1996                                                              7,625
                                                                                    ===========


ADDITIONAL PAID-IN CAPITAL
  Balance-January 1, 1996                                                           $ 8,547,136

  Issuance of 75,000 shares of stock pursuant to
    professional service agreements                                                 $   133,816
  Issuance of 1,594,000 shares of stock pursuant to a
    private placement agreement (Net of offering expenses $109,670)                 $ 1,882,330
  Issuance of 800,000 shares of stock pursuant to a
    private placement agreement (Net of offering expenses $65,588)                  $   934,412
  Issuance of 75,000 shares of stock pursuant to a
    private placement agreement (Net of offering expenses $20,500)                  $    54,500
  Private placement of a cumulative convertible debenture (Net of
    offering expense $125,000)                                                      $ 1,025,000
                                                                                    -----------

Balance-September 30, 1996                                                          $12,577,194
                                                                                    ===========

RETAINED EARNINGS (DEFICIT)
  Balance-January 1, 1996                                                           $(5,063,210)
  Common stock, $001 Par Value                                                      $     7,045
  Net Income                                                                        $(2,257,076)
                                                                                    -----------
  Balance September 30, 1996                                                        $(7,313,241)
                                                                                    ===========

TOTAL STOCKHOLDER'S EQUITY                                                          $ 5,263,953
                                                                                    -----------

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                               RT INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Nine Months Ended September 30,
                                                                  1996               1995
                                                                  ----               ----
CASH FLOW FROM OPERATING ACTIVITIES
Net Income(Loss)                                              $(2,257,076)       $(1,013,000)
Adjustments to reconcile net income (loss)
  to net cash provided (used) by operating activities:
  Depreciation                                                $   444,169        $   441,266
  Amortization                                                $    88,000        $   257,733
  Provision for doubtful accounts                             $     1,720        $   214,110
  Write-off of deferred consulting agreement                                     $   658,473
  Issuance of Common Stock as payment for
    professional services                                     $    62,500
  Extraordinary item-cancellation of debt                     $   (26,863)       $(1,002,465)

(Increase)Decrease In:
  Accounts Receivable                                         $    22,418        $   496,726
  Inventory                                                   $   222,614        $   565,194
  Prepaid Expenses                                            $    75,703        $   113,102
  Other Assets                                                $    78,523        $     5,367

  Increase (Decrease) In:
    Accounts Payable and Accrued Liabilities                  $  (656,236)       $(1,375,097)
                                                              -----------        -----------
Total Adjustments                                             $   312,548        $   374,409
Net cash Flows from Operating Activities                      $(1,944,528)       $  (638,591)
                                                              -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property                              $   771,962
  (Purchase)/Sale of Fixed Assets                             $  (167,305)       $   (94,406)

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               RT IINDUSTRIES INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  - continued -

                                                    Nine Months Ended September 30,
                                                        1996               1995
                                                        ----               ----
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds(reduction) from revolving credit
    demand note                                     $(1,646,970)         $ (818,827)
Net proceeds from issuance of common stock          $ 3,967,559          $1,680,980
Notes payable-net                                   $(1,080,394)         $ (304,723)
                                                    -----------          ----------

Net Cash Flow from Financing Activities             $ 1,240,195          $  557,430

NET DECREASE IN CASH                                $   (99,676)         $ (175,567)
CASH-beginning of year                              $   121,417          $  186,837
                                                    -----------          ----------
CASH-end of period                                  $    21,741          $   11,270
                                                    -----------          ----------




                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                               RT INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows
                                  (Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                     Nine Months Ended September 30,
                                                         1996              1995
                                                         ----              ----

Cash paid for interest                                 $207,751        $   364,531
                                                       --------        -----------

Non-Cash Investing Activities
  Professional services contracts exchanged
    for notes payable                                  $      0        $   477,158
  Professional services contracts exchanged
    for common stock                                   $      0        $   325,000

  Non-Cash Financing Activities
  Notes payable-issued in exchange for professional
    services contracts                                 $      0        $   477,158

  Common stock issued as repayment for notes payable                   $ 1,150,000
  Notes payable exchanged for common stock             $      0        $(1,150,000)
  Common stock issued in exchange for professional
  services contracts                                   $      0        $   325,000




                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                  Notes to Consolidated Financial Statements
                              SEPTEMBER 30, 1996
                                 (Unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.    Business Operations and Organization

      The Company, which was formed on January 16, 1992 owns and operates the following companies:
                             Ultra Brake Corporation
                        Ultratech of South Florida, Inc.
                           Roinco Manufacturing, Inc.
                                RT Friction, Inc.
      As part of a general restructuring plan, Ultratech, RT Friction, and Ultra Brake no longer conduct any business operations. These have been consolidated and are performed by the Company or are contracted out to the industry. The Company intends to undertake the necessary steps to dissolve such subsidiaries under the applicable laws of each such subsidiary's place of incorporation.

b.    Unaudited Interim Statements

      The financial statements as of Sept. 30, 1996 for the three month and nine month periods ended September 30, 1996 and 1995 are unaudited. However, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to reflect a fair presentation of the financial statements for these interim periods have been made. The results for the interim periods ended September 30, 1996 and 1995 are not necessarily indicative of ...

NOTE 2: INVENTORY

Major inventory components as of September 30, 1996 were as follows:

    Raw Materials                                          $728,048
    Work in Process                                        $544,368
    Finished Goods                                       $2,470,455
    Reserve                                               ($143,558)
                                                         ----------

Total                                                    $3,599,313
                                                         ----------

                               RT INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements
                               September 30, 1996
                                   (Unaudited)
                                  - continued -


NOTE 3: LOSS PER SHARE

      For the nine months ended Sept. 30, 1996 and Sept. 30, 1995, the number of shares used in computing the per share earnings were 6,354,877 and 2,484,330, respectively.

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

      Among other things, the aforementioned defaults and the composition of the Trade Debt (see Note 5 to the Consolidated Financial Statements) has caused the Company to be in default with respect to certain covenants contained in its loan agreement with Congress Financial Corporation ("Congress"). Although aware of the defaults, Congress continues to fund the credit line. Congress, however, has not waived the Company's defaults and, as such, can cease funding the credit line and/or accelerate the loan and demand payment in full of the outstanding balance. Accordingly, the Congress line of credit has been classified in the Consolidated Balance Sheet at September 30, 1996 as a current liability.

                               RT INDUSTRIES, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 1996
                                   (Unaudited)
                                  - continued -

NOTE 5: THE COMPOSITION

In connection with the debt restructuring, a committee of the Company's unsecured trade creditors (the "Trade Creditors") on March 7, 1995 declared as effective an agreement (the "Composition Agreement") providing for repayment by the Company of the unsecured trade debt (the "Trade Debt") of the Company's Trade Creditors electing to participate in the Composition Agreement, representing approximately $2,732,000 of the $3,032,000 Trade Debt. (See Exhibit
10.35 previously submitted on Form S-18, as amended, initially filed with the SEC on April 8, 1992; Note 5 to the Consolidated Financial Statements in Form 10-QSB for the lst Quarter, 1996 for a discussion of the proposals, ratification process and funding of the same). Trade Creditors, representing approximately $2,500,000 of the Trade Debt, elected a lump sum payment of $0.35 for every $1.00 of the Trade Debt and have been paid. Trade Creditors, representing $232,000 of the Trade Debt, who elected periodic payments have received fifteen percent (15%) of the periodic payments. The next distribution under the Composition Agreement, payable in March 1997, is for an aggregate payment of approximately $25,000. Subsequent payments become payable in the third quarters of 1997, as well as the first quarter of each of 1998 and 1999.

The Company has negotiated settlements with respect to the bulk of the Trade Debt held by the nine percent (9%) of the Trade Creditors not electing to participate in the Composition Agreement, representing approximately $300,000 of the Trade Debt, and only $12,900 remains to be paid to such Trade Debtors.

The Company has negotiated satisfactory settlement arrangements with the balance of the non-electing Trade Debtors and, as of this date, the company has satisfied its obligation to such non-electing Trade Debtors in accordance with such settlement arrangements.

                               RT INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements
                               September 30, 1996
                                   (Unaudited)
                                   -continued-

NOTE 6: SUBSEQUENT EVENTS

      During the nine month period ending September 30, 1996, the Company consummated two private placements (the "Placement") of its securities in the form of 1,600,000 units and 800,000 units in order to raise additional working capital and to pay down debts. Each unit in the Placements consisted of one share of the Company's common stock and two redeemable common stock purchase warrants (the "Warrants") at a price of $1.25 each. The Warrants enable the holders to purchase one share of the Company's common stock at a price of $4.20, subject to adjustment. The Warrants are redeemable at the option of the Company at a redemption price of $.005 per Warrant under certain conditions. None of the common stock offered pursuant to the Placements is registered under the 1933 Securities Act, as amended and may not be sold in the United States absent such registration or under some applicable exemption from registration requirements. As of Sept. 30, 1996, the Company had received proceeds from the placements of approximately $2,816,743 (net of expenses associated with the offering of $175,258).

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

With respect to that certain mortgage note held by the State of Tennessee concerning the Company's prior purchase of land and improvements in Brownsville, TN, the Company has been informed by the City of Brownsville that an unrelated third party has purchased the property, thereby releasing the Company from any further obligations under such mortgage note held by the State of Tennessee. The company anticipates a formal release to be memorialized during the fourth quarter 1996. The sale of the property had no net impact on the company's balance sheet.

As concerns the closing of the Missouri Plant, the Company continues to negotiate with the remaining holders of equipment loans totaling $259,000. The Company believes that these remaining loans will be settled on terms satisfactory to all parties. In addition, the Company remains liable under the execution of a capital lease with the City of Caruthersville, Missouri. Although the Company has just begun negotiations regarding such property, management believes that it will be able to reach a settlement beneficial to both parties.

As a result of the defaults under the lease and equipment notes with respect to the Missouri Plant as well as the Trade Debts, the Company remains in default with respect to certain covenants contained in its loan agreement with Congress. Congress continues to fund the line of credit, based on revised lending formulas. However, Congress has not agreed to formally waive the Company's loan covenant violations and could cease funding the line of credit or accelerate the loan repayment term, or demand payment in full of the outstanding loan balance.

As of Sept. 30, 1996, the Company was indebted to Congress under its secured line of credit for $794,771. The line of credit matures in April, 1997 and automatically renews on a yearly basis, unless terminated by either party in accordance with the loan agreement. The loan bears interest at a rate of 1.5% above the prime rate as announced by Philadelphia National Bank and is collateralized by all of the assets of the Company, excluding real estate and existing first liens on equipment. In addition, the Company is charged a monthly service fee of $4,000 during the term of the loan agreement.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

As a result of the proceeds of the private placement completed in the third quarter of 1996, the Company was able to reduce its note payable to Congress by $1,646,971 from $2,441,742 at December 31, 1995 to $794,771 at Sept. 30, 1996,
and to maintain a borrowing level satisfactory to Congress.

For the nine months ended Sept. 30, 1996, the Company has a net loss of $2,283,939 before extraordinary item as compared to a net loss of $2,015,465 before extraordinary item for the nine months ended Sept. 30, 1995. For the three months ended Sept. 30, 1996, the Company had a net loss of $628,534 before extraordinary items as compared to a net loss of $1,407,370 before extraordinary items for the three months ended Sept. 30, 1995.

Net sales for the nine and three months periods ended Sept. 30, 1996 were $3,194,619 and $821,786, respectively, as compared with net sales for the nine and three months periods ended Sept. 30, 1995 of $7,253,234 and $2,072,652, respectively. Comparing the nine and three months periods ended Sept. 30, 1996 and 1995, net sales decreased 56% and 60%, respectively. The decrease in net sales is attributable to the loss of certain customers, reduced sales to certain existing customers and the Company's impaired ability to attract new customers as a result of the Company's past financial difficulties. Management believes that based upon the successful completion of the Company's restructuring, it can eliminate customer concerns regarding the Company's ability to deliver orders in a timely and consistent manner.

For the nine and three months periods ended Sept. 30, 1996, gross loss as a percentage of net sales were (12%) and (4%), respectively. Although the Company was able to reduce fixed expenses included in Cost of Sales, the inability of the Company to generate increased sales volume offset much of the benefit.

Selling and delivery expense decreased by $219,485 for the nine months ended Sept. 30, 1996, as compared to the nine months ended Sept. 30, 1995, and decreased by $98,755 for the three months ended Sept. 30, 1996 as compared to the three months ended Sept. 30, 1995. The decrease in selling and delivery expense is attributable to the lower commissions and freight costs as a result of the reduced level of sales.

General and administrative expenses decreased by $889,082 to $1,212,050 for the nine months ended Sept. 30, 1996, from $2,101,132 for the nine months ended Sept. 30, 1995. For the three months ended Sept. 30, 1996, such expenses decreased by $638,717 to $449,551, from $1,088,268 for the three months ended Sept. 30, 1995. This decrease is a result of cost reductions arising from the Company's continued efforts to reduce general and administrative expenses.

Interest expense for the nine and three months periods ended Sept. 30, 1996, were $210,251 and $60,833, respectively. For the nine and three months period ended Sept. 30, 1995, interest was $364,531 and $114,748 respectively. This decrease is attributable to the reduced borrowing levels on all of the Company's note obligations.

PART 11: OTHER INFORMATION

ITEM 1: Legal Proceedings

The Company negotiated a settlement of the civil matter filed in the United States District Court, Western District of Missouri on or about February 15, 1996, (See "Legal Proceedings" in Form 10-KSB for the year ended 1995). It is anticipated that such settlement will be memorialized during the fourth quarter 1996, which will result in the voluntary dismissal by the claimant of the civil case against the Company.

ITEM 3: Defaults Upon Senior Securities

Except to the extent otherwise renegotiated and / or settled by the Company (See Notes 4 and 5 to the Consolidated Financial Statements; See "Management's Discussion and Analysis of Plan of Operation" discussion on "Liquidity and Capital Resources"), the Company was in default of its notes and obligations at the end of the third quarter of 1996, with respect to each of Congress, certain Trade Creditors, the City of Cauthersville, MO and certain equipment lessors associated with the Missouri Plant.

ITEM 4: Submission of Matters to a Vote of Security Holders

On May 1, 1996, the Board of Directors of the Company authorized and approved an increase in the authorized common stock for the Company from 10,000,000 shares to 30,000,000 shares.

The Board solicited consent of the shareholders of the Company by proxy statement mailed on or about June 11, 1996 (See Schedule 14A Definitive Proxy Statement and Written Consent of the Shareholders of the Company filed with the SEC on June 11, 1996). On or about July 1, 1996, a majority of the shareholders approved by written consent the increase in the authorized shares of Common Stock. By Certificate of Amendment filed with the Secretary of State of the State of Delaware on August 7, 1996, the Company amended its Certificate of Incorporation to provide for a total number of authorized shares of common stock equal to 30,000,000 shares, $.001 par value per share.

ITEM 5: Other Information

The Company completed a private offering of its securities in the form of cumulative convertible debentures during the third quarter of 1996 pursuant to Regulation S promulgated by the Security and Exchange Commission under the Securities Act of 1993, as amended, which resulted in the Company receiving, as of September 30, 1996, proceeds of approximately $1,125,000 (net of expenses associated with the offering of $125,000).

ITEM 6: Exhibits and Reports on Form 8-K

        Exhibits
            27    Financial Data Schedule (for SEC use only)

Reports on Form 8-K

No reports were filed by the Company on Form 8-K during the three fiscal quarters ended Sept. 30, 1996.

                               RT INDUSTRIES, INC.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to sign on its behalf by the undersigned thereunto duly authorized.


Dated: November 13, 1996


RT Industries, Inc.



By:_/S/ John K. Kenney
John K. Kenney
President and Chief Executive Officer