Form 10KSB/A
period 1996-12-31
RT INDUSTRIES INC
filed 1997-01-23
CIK 886113

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   __________

                                  Form 10-K/A

[X]  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 1995

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF
     THE  SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 0-20436

                               RT INDUSTRIES, INC.
             (exact name of Registrant as specified in its charter)

         Delaware                                      65-0309477
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                       Identification No.)


1875 East Lake Mary Boulevard, Sanford, FL                         32773
(Address of Principal Executive Office)                          (Zip Code)

Registrant's telephone number, including area code (407) 322-8000

Securities registered pursuant to Section 12(b) of the Act

                                                       None.

Securities registered pursuant to Section 12(g) of the Act

                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]


The aggregate market value of the shares of voting stock of the Registrant held by non-affiliates at January 1, 1997 was approximately $42,654,258 based on the average of the bid and ask prices as reported by the SmallCap Market of the NASDAQ Stock Market, Inc. of $5.125. As of January 1, 1997, 8,322,782 shares of the Registrant's common stock were outstanding.


                    Documents incorporated by reference: NONE

                                TABLE OF CONTENTS

                                                                          PAGE


PART III

ITEM 6.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OR PLAN OF OPERATION..............................        1


ITEM 10. EXECUTIVE COMPENSATION.....................................        5


ITEM 12. CERTAIN RELATIONSHIPS AND
         RELATED TRANSACTIONS.......................................        7

                                    PART III

ITEM 6. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OR PLAN OF OPERATION.
        ------------------------------

Liquidity and Capital Resources

     The Company has continued to direct its efforts towards resolving various remaining issues and obligations that have arisen from its program for restructuring and consolidation of the Company's operations which it had undertaken in the third quarter of 1994.

     During the first quarter of 1995, the Company entered into a Composition Agreement (the "Composition") with its trade creditors (See "The Composition" herein.) As a result thereof, the Company successfully completed a non-judicial work-out of approximately $3,032,000 of trade debt.

     In order to fund the Composition, the Company (i) borrowed $750,000 from Ronald Tygar, its then-principal shareholder and his wife, pursuant to a demand note dated March 17, 1995 which bears interest at a rate of 7% per annum (since satisfied) (ii) utilized a $100,000 good faith deposit which was held by the Creditors' Committee, which deposit was to be applied toward the satisfaction of claims pursuant to the Composition and (iii) obtained a commitment for a $200,000 credit line overdraft from Congress Financial Corporation ("Congress"), its primary lender. The first distribution to the Trade Creditors, approximately $886,000 in the aggregate, was made on March 17, 1995. A second and third distribution of approximately $38,000 and $65,000 were made on April 18, 1995 and December 20, 1995, respectively. The next installment due under the terms of the Composition Agreement is for approximately $25,000 and is payable in September 1996.


     The Company was able to successfully refinance during the second quarter of 1995 its existing obligation under a $216,986 equipment note held by the City Brownsville, Tennessee, relating to the Company's discontinued Brownsville facility. The Company and the City of Brownsville have executed a settlement pursuant to which the Company has agreed to resume payments based on a revised amortization schedule which reduced by the sale of certain non-transferable equipment (storage racks) collateralized under the loan agreement. The revised note is for 89 monthly payments, each in the amount of $2,616.13, commencing November 1, 1995, and bears interest at 3.75% and is based on a remaining principal balance of approximately $203,000. During the year ended 1996, the Company will pay a total of $31,393.56 under the terms of the settlement.


     The Company is also liable under a certain mortgage note, held by the State of Tennessee, relating to its purchase of the land and building in Brownsville. These assets are recorded as "fixed assets" held for sale on the Company's December 31, 1995 balance sheet. The Company has recently been informed by the City of Brownsville that there is an unrelated third party interested in purchasing the property which would relieve the Company from its obligation under the aforementioned mortgage note. The City of Brownsville indicated that the sale could be completed by the end of the second quarter of 1996.

     During 1995 the Company was also to negotiate settlements with the holders of the certain obligations with an aggregate principal balance of approximately $424,000 for lump sum payments of approximately $212,000 in the aggregate, plus a portion of the accrued interest. The closing of the Company's Missouri brake lining plant and movement of its inventory and equipment to the Company's manufacturing plant in Sanford, Florida in July 1994, constituted events of default under the lease for the Missouri Plant and related equipment loan agreements.

     The Company is currently negotiating with the remaining holders of the equipment loans totaling $259,000. The Company believes that these remaining loans will be settled on terms satisfactory to all parties. In addition the Company remains liable under the execution of a capital lease with the City of Caruthersville, Missouri. Although the Company has just begun negotiations regarding such property, it feels that it will be able to reach a settlement beneficial to both parties.

     As a result of the Caruthersville lease and equipment note defaults and the Composition Agreement, and related matters, the Company is in default with respect to certain covenants contained in its loan agreement with Congress. Congress continues to fund the credit line, based on revised lending formulas, however Congress has not agreed to formally waive the Company's loan covenant violation and could cease funding the credit line and/or accelerate the loan repayment term and demand payment in full of the outstanding balance.

     As of December 31,1995 the Company was indebted to Congress, under its secured line of credit for $2,441,742. The line of credit matures in April, 1997 and automatically renews on a yearly basis, unless terminated by either party in accordance with the loan agreement, and bears interest at a rate of 1.5% above the prime rate as announced by Philadelphia National Bank. The line of credit is collateralized by all of the assets of the Company, excluding real estate and existing first liens on equipment, and is personally guaranteed by Ronald Tygar. In addition, the Company is charged a monthly service fee of $4,000 during the term of the loan agreement.

     During the year ended December 31, 1995, the Company has been successful in obtaining additional working capital through the sale of its common stock and issuance of unsecured notes and other securities. There can be no assurance that the Company will have sufficient funds to (i) meet its obligations with respect to the Missouri Plant; (ii) pay the Lenders or its obligations pursuant to any settlement agreements reached with the Lenders; (iii) pay the future installments which are due under the Composition; (iv) meet its obligations on a going forward basis; or (v) to repay Congress on a regular basis or in the event of acceleration of the Congress loan. The Company is currently negotiating with alternative funding sources, but there can be no assurance that these or other sources will provide the Company with the capital it requires in order to meet its obligations. Unless the Company borrowing capability as set forth in the Congress loan agreement, increases as a result of increased sales and/or eligible inventories, the Company may be required or otherwise may deem it necessary or appropriate, to file a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company cannot ascertain at this time what the actual effects of a bankruptcy filing may have on the Company's financial statements and the value of the Company's issued and outstanding Common Stock.

     Subsequent to year end, the Company initiated a private placement of its securities in the form of a units offering to raise additional working capital and pay down debts. Each unit in the private placement consists of one share of the Company's common stock and two redeemable common stock purchase warrants and is being offered at a price of $1.25 each. Each common stock warrants enable the holders to purchase one share of the Company's common stock at a price of $4.20 subject to adjustment. The "Warrants" are redeemable at the option of the Company at a redemption price of $.005 per warrant under certain conditions. The private placement memorandum requires a minimum purchase of 400,000 units and a maximum of 1,600,000 units. Sales of the units will extend through June 15, 1996. As of March 26,1996, the Company has sold approximately 885,600 units, and has received proceeds from the offering of approximately $1,074,965 (net of offering expenses of approximately $32.035). In addition, the Company has been notified by certain selling agents that the maximum number of units has been sold and that it can anticipate closing on such remaining units on or about April 10, 1996. The Company is pursuing a plan to increase the offering by up to $1.0 million dollars of additional units. On March 29, 1996, through a Special Meeting of the Board of Directors, the Board voted on and unanimously approved an action to increase the maximum units available for sale, subject to such other necessary actions as determined by attorneys for the Company.

Material Changes In Financial Condition

     The Company's accounts receivable, net of the allowance for doubtful accounts, decreased by $1,850,577 from December 31, 1995, to December 31, 1994. This decrease results from a decrease in sales and an increase of $720,442 in bad debts in 1995. Inventory at December 31, 1995 was $3,821,827 as compared with $5,485,508 at December 31,1994. This decrease of $1,663,681 is a result of improved inventory management and effort to reduced inventory levels because of the reduced sales levels and also a substantial write down in inventory of approximately $850,000. The inventory write down consisted of (i) $170,000 of packaging material deemed to be obsolete based on a decision to upgrade the Company's product image and related redesign of product packaging; (ii) $350,000 of product determined to be of less desirable quality which was produced in the facilities whose operations have since been terminated; and (iii) a $330,000 write down of inventory to the lower of cost or market that resulted from the Company's inability to manufacture its products in a cost efficient manner because of excess capacity and overhead associated with the manufacturing process.

     The Company's liabilities have been significantly reduced as a result of the Composition Agreement and the settlement of certain loan obligations. The Company's accounts payable and accrued expenses have decreased by $2,558,535 to $1,489,296 at December 31, 1995 as compared to $4,047,831 for the year ended of December 31,1994. As a result of the Composition Agreement (see "The Composition") the Company was able to settle approximately $2,700,000 in accounts payable for cash payments, in the aggregate, of $988,000. During 1995 the Company's note payable to Congress decreased by $1,949,235 from $4,390,977 at December 31,1994 to $2,441,742 at December 31, 1995. The Company was able to pay down this note obligation and remain at/or close to a borrowing level satisfactory to the lender using the proceeds from the sale of the Company's common stock. (During 1995, Congress would not allow new borrowing under the line of credit due to the Company's deteriorating sales volume and a reduction in the collateral value as a result of the inventory write down.)

Material Changes in Results of Operations

For the year ended December 31, 1995, the Company has a net loss after extraordinary items of $4,179,642 as compared to a net loss of $3,298,587 for the year ended December 31,1994. Net sales for the year ended December 31, 1995 decreased by $7,687,645 or 47.9% to $8,369,067 from $16,056,712 for the year ended December 31,1994. The decrease in net sales is directly attributable to the loss of certain customers, reduced sales to certain existing customers and the Company's impaired ability to attract new customers as a result of the Company's continued financial difficulties. The Company believes based upon the successful completion of the restructuring and other Company efforts, it can eliminate customer concerns regarding the Company's ability to deliver on orders at a maximum fill rate and in a timely and consistent manner. If the Company can successfully convey this to the marketplace it believes it can regain the customer base it has lost and create an opportunity to attract potential new customers.

Gross profit, as a percentage of sales, decreased from 15% to (8%) for the year ended December 31, 1995 as compared to the year ended December 31,1994, respectively. This decrease was primarily the result of (i) a brief period of utilizing lower selling prices in an attempt to attract new customers as well as maintain business from existing customers; (ii) close out sales of certain low margin product lines such as wheel cylinders, rotors, and brake shoes; (iii) the disposal of certain obsolete and/or sub-standard product; and (iv) the inability to fully absorb certain fixed manufacturing costs as a result of the decrease in sales.

Selling and delivery expense decreased to $909,669 for the year ended December 31, 1995 from $1,832,345 for the year ended December 31,1994. This decrease of $922,676 in selling and delivery expense is attributable to the lower commissions and freight costs as a result of the reduced level of sales and the elimination of freight costs associated with the Company's brake distribution facility in Brownsville, Tennessee. Additionally, certain advertising programs were discontinued in 1995 due to the financial condition of the Company.

General and administrative expenses increased by $856,129 to $3,220,897 for the year ended December 31, 1995 from $2,364,768 for the year ended December 31,1994. This increase includes the amortization of certain prepaid consulting agreements and the write off of future consulting obligations for which benefit has already been received, in the aggregate, totaling $1,251,000. Notwithstanding the above, the Company was able to reduce operating costs as a result of its ongoing program of consolidation and restructuring.

Interest expense for the year ended December 31, 1995 was $460,832 as compared to $568,585 for the year ended December 31,1994. This decrease is attributable to the reduced borrowing levels on all of the Company's note obligations.

During 1995, the Company continued to experience difficulties in collecting outstanding accounts receivable from certain of its customers. As a result, the Company made an aggressive effort to clean up its past due accounts receivable. As a result of this effort, in addition -to collecting balances due from older accounts in cash or by the return of the product, the Company charged off $720,442 in uncollectible accounts receivable and maintained a $534,000 allowance for doubtful accounts at December 31, 1995. The Company believes that as a result of its disposal of certain inventory it will reduce future claims against trade receivables. In addition, the Company has continued its aggressive approach toward collecting and monitoring accounts receivable.

     The Company had a net loss after extraordinary item for the three months ended December 31, 1995 of approximately $3,166,642, approximately 75% of the loss for the 12 months then ended. In connection with its year end physical inventory, the Company wrote down its inventory by approximately $850,000 representing the disposal and write down of certain inventory items deemed to have little or no value and an additional write down of certain excess costs associated with inventory produced at its manufacturing facilities at which significant overcapacity existed. Additionally, the Company experienced a decline in sales for the three months ended December 31,1995. Sales of the Company's products for that period were 01,115,833 or 13% of the sales for the year ended December 31, 1995. The decrease in net sales is directly attributable to the loss of certain customers reduced sales to certain existing customers and the Company's impaired ability to attract new customers as a result of the Company's continued financial difficulties. Additionally, it is believed to be typical in the brake industry for the sales volume to be sluggish in the winter months. This decline in sales resulted in substantial operating losses, specifically a $614,570 decrease in gross profit (net of the inventory write-down) for the three months ended December 31, 1995. As a result of the decline in sales and ensuing negative gross profit, the Company was unable to the absorb any if its operating expenses.

ITEM 10.  EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE


                                                                                   Long-Term
                                                           Annual Compensation    Compensation

                                                                                     Awards

                                                                              Securities Underlying
Name and Principal Position                                    Other Annual       Options/SARs            All Other
---------------------------   Year          Salary             Compensation   ----------------------     Compensation
                              ----          ------             ------------                              ------------
Ron Tygar, CEO and President  1995          136,000 (1)          25,000 (2)             0 (3)             90,621 (4)

                              1994          296,000              30,000 (2)             0

                              1993          143,750              30,000 (2)             0

Neil Tygar, Secretary         1995           18,461 (5)                                 0

                              1994          118,616                                     0

                              1993          116,800                                14,000

Bernie Bard, CFO              1995           99,626 (6)                                 0 (7)

                              1994           53,333                                     0

                              1993              N/A (8)                                 0

John K. Kenney, President     1995           22,846 (9)                                 0




(1)  Based on 10 months employment at approximately $13,600 per month.
(2)  Car allowance.
(3) Mr. Tygar claims that options for an aggregate of 206,044 shares of Common Stock of the Company were granted to him in 1995. The Company maintains that such options were not properly authorized and are not valid.
(4)  Forgiveness of debt.
(5)  Based on 2 months employment during 1995 at approximately $9,200 per month.
(6) Based on 11 months employment during 1995 at approximately $9,000 per month.

(7) Mr. Bard claims that options for an aggregate of 137,363 shares of Common Stock of the Company were granted to him in 1995. The Company maintains that such options were not properly authorized and are not valid.
(8)  Employed by the Company effective April 1994.
(9) Based on 2.5 months employment at approximately $9,100 per month. Mr. Kenney was employed by the Company effective mid-October, 1995.


Employee Salaries

     Currently, Mr. Kenney's salary is $110,000 per year. No employment agreement exists for him, or other Management personnel except for one executive. The Company intends to negotiate and enter into employment agreements with key personnel in the near future.

Director Fees and Other Remuneration

     Directors receive no compensation for services as a member of the Board of Directors or of any committee of the Board of Directors, except that Mr. Osheroff, a director, has been awarded 50,000 shares of Common Stock for his services and Mr. Rossi has been promised a $1,000 per month fee for serving as a Director.

Stock Options

     On March 13, 1992, the Company's Board of Directors and shareholders approved the Company's Employee Stock Option Plan (the "ESO Plan"). Under the ESO Plan, in the discretion of the Compensation Committee of the Board of Directors, options may be granted to key employees (including officers) of the Company and its Subsidiaries for the purchase of shares of Common Stock. Options may be granted which are (i) incentive stock options within the meaning of Internal Revenue Code Section 42(b) or (ii) options other than incentive stocks (i.e. nonqualified options). The ESO Plan does not limit the number of options which may be granted to an employee or the number of shares which may be subject to any option, except that (i) the aggregate fair market value (as determined at the time the option is granted) of Common Stock with respect to which incentive stock options are exercisable for the first time by any employee during any calendar year may not exceed $100,000, and (ii) no incentive stock options or non-qualified stock options may be granted to any employee who owns (at the time the option is granted) stock possessing more than 10% of the total combined voting power of all classes of stock of his employer corporation or any of its parent corporations or subsidiary corporations. If any option expires, terminates or is canceled for any reason without having been exercised in full, the shares which were reserved for issuance upon its exercise again become available for the purposes of the ESO Plan. The ESO Plan provides for its termination in March 2002.

     Each option under the ESO Plan is granted pursuant to an agreement with the optionee. Required terms of the option agreements are (a) the option price may not be less than 100% of the fair market value of Common Stock at the time the option is granted; (b) an incentive option may not be exercised more than 10 years from the date the option is granted; (c) a non-qualified option may not be exercised more than 11 years from the date it is granted; (d) an option may not be transferred by an optionee otherwise than by will or in accordance with the laws of descent and distribution, and may be exercised, during his lifetime, only by the optionee; (e) each option may be exercised, commencing one year from the date it is granted in cumulative annual portions of 25% of the total number of shares subject to such option; (f) an option may be exercised within three months after the date of the optionee's termination of employment (or within 12 months after the date, if the optionee's termination of employment was on account of his death or disability), but only to the extent the option is otherwise exercisable on that date; and (g) the exercise price of any option may be paid, at the optionee's election, either in cash or by his exchange of shares of Common Stock previously held by him at their fair market value. The incentive options are subject to anti-dilution protection.

     The Company is authorized to issue up to 300,000 options under the ESO Plan. During the period of June 12, 1992 through September 30, 1994 all of the options were granted to various employees of the Company at prices ranging from $.75 to $3.4375. All of the options become exercisable at various dates and expire at the end of not more than 10 years from the date of the grant.


     No options with respect to any employee stock option plan were exercised during the fiscal year ended December 31, 1995.


Non-Qualified Options

     On June 2, 1995, the Company issued an aggregate of 578,622 nonqualified options to certain current and former officers, employees and consultants of the Company. The options are exercisable at $3.00 per share and are vested upon execution of each individual stock option agreement. The option can be exercised at any time within the ten year term of the option agreement. The option agreements contain adjustment provisions which provide the optionee with anti-dilution protection from certain equity transactions which may effect the value of the Company's Common Stock.

Miscellaneous

     Certain options and warrants have also been issued to various parties. See "Certain Relationships and Related Transactions. Also in February, 1996, the Board resolved to issue options for a total of 300,000 shares at a price of $2.27 per share to officers, directors and consultants, which options, are in the process of being documented in writing.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Ultra Brake leases its current manufacturing facility from FRNT Realty Co. Ltd., a Florida Limited Partnership of which NFR, Inc., a Florida corporation, is the General Partner, pursuant to a Lease and Option Agreement dated April 28, 1989 (the"Lease"). Ronald Tygar is the President and principal stockholder of NFR, Inc. The Lease expires on March 31, 1998 (the term of the Lease was extended from March 31, 1992 to March 31, 1998 pursuant to a Lease Extension Agreement) and provides for a base rent of $108,000 per annum (payable in twelve
(12) monthly installments of $9,000) through March 31, 1995 and $114,000 per annum (payable in monthly installments of $9,500) through the date of expiration. The Lease is a net lease and, as such, Ultra Brake is responsible for all impositions, insurance premiums, ad valorem taxes, operation charges, maintenance charges, construction costs, and any other charges, costs and expenses which arise or may be contemplated under any provisions of the Lease. In addition, pursuant to the Lease, Ultra Brake (i) has been granted a right of first refusal with respect to any offer to purchase the manufacturing facility which is issued to the landlord at any time during the term of the Lease and (ii) an option (the option expires on the earlier of the expiration of the Lease, the termination of the Lease or upon Ultra Brake's default under the Lease) to purchase the manufacturing facility for a purchase price equal to the fair market value of such facility as determined by a designated appraisal firm or if such firm is unavailable, by a disinterested licensed real estate appraiser who is a member of the American Institute of Appraisers, satisfactory to FRNT Realty Co., Ltd. Current Management believes the lease is for rental higher than fair market value.

     The Company is indebted in the principal amount of $590,000, plus interest at a rate of 12% per annum, to Elm Grove Associates II, L.P. ("Elm Grove") for loans made to the Company recently. Principal under the debt, which is reflected by Promissory Notes, is due February 1, 1997. Interest is paid monthly. In connection with the Promissory Note, the Company has granted Elm Grove a warrant ("Elm Grove Warrant") to purchase a total of 1,180,000 shares of Common Stock (the "Elm Grove Warrant Shares") at an exercise price of $2.28 per share, subject to adjustment. The Company also entered into a Registration Rights Agreement providing Elm Grove with piggyback and demand registration rights, which commenced as of February 1, 1996. Further, the redemption price, in the event of a redemption of the Elm Grove Warrant, is $.05 per Warrant.

     In October,  1995 Elm Grove  entered into  agreements  to purchase  750,000 shares of Common Stock in the Company from Ronald and Francine Tygar (the "Escrow Shares"). The Escrow Shares are currently in escrow as security for the payment of the purchase price due from Elm Grove to Mr. & Mrs. Tygar. In summary, in the event of a default, the Escrow Shares are subject to release to Mr. and Mrs. Tygar. In addition, Elm Grove has entered into agreements with Ronald Tygar which have resulted in an option being granted by Mr. Tygar to Elm Grove for the purchase of an additional 762,074 shares ("Option Shares") of Common Stock in the Company owned by Mr. Tygar. The Option Shares are also subject to an escrow. The Escrow Shares and the Option Shares are the subject of various agreements providing various terms and conditions with respect to such items.

     In October, 1995, Ronald Tygar resigned from all officer and director positions with the Company.

     Also in October 1995, the Company entered into a Consulting Agreement (since amended) with RT Consulting, Inc. Ronald Tygar is the principal owner and officer of RT Consulting, Inc. The current Agreement provides for consulting services to be supplied to the Company over for a total compensation of $224,000 to be paid in installments. The Company also granted the Consultant an option for a period of five (5) years to purchase 100,000 shares ("Consultant Option Shares") of Common Stock for a purchase price of $5.00 per share. In the event of any public registration of Common Stock by the Company, the Company, subject to certain conditions, has agreed to include the aforesaid shares of the Consultant in the registration. A one (1) year restriction on resale by the Consultant as to the shares shall apply upon issuance in the event of registration. The Consultant (and Mr. Tygar) also agreed not to compete with the Company for a term of eight (8) years.

     Mr. Richard Rossi, a Director of the Company, is the President of the law firm of Rossi & Associates, Attorneys, P.A., which supplies legal services to clients, such as the Company, including services in connection with this document, and is President of International Escrow Agents, Inc., which also provides services to the Company.


     Based upon the management's inquiries made at the time of the foregoing transactions, the Company believes that such transactions were on terms no less favorable than the terms reasonably available to the Company from unaffiliated parties. Future transactions between the Company and its officers and directors and their respective affiliates will be on terms and conditions no less favorable to the Company than could be obtained from unaffiliated third parties based on similar transactions and will be approved by a majority of the independent and disinterested members of the Board of Directors of the Company.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             RT INDUSTRIES, INC.

                                             By: /s/ Alfred D. Paul
                                                --------------------------------
                                                     Alfred D. Paul, CFO(1)


                                             Date: as of 1/22/97



----------


     (1) Mr. Paul was employed by the Company as the principal financial officer of the Company, effective July 1, 1996. Prior to Mr. Paul, Bernie Bard served as the CFO for the Company. Mr. Bard terminated his employment with the Company in October of 1995, and is no longer affiliated with the Company.