Form 10QSB/A
period 1996-09-30
RT INDUSTRIES INC
filed 1997-02-06
CIK 886113

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                  FORM 10-QSB/A
                          AMENDMENT NO. 1 TO FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1996
                               ---------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________


             Commission file number  0-20496

                               RT INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

      Delaware                                         65-0309477
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

1875 E. Lake Mary Boulevard, Sanford, Florida              32773
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code   (407) 322-8000



              ----------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of January 30, 1997, there were 8,322,782 shares outstanding of the Registrant's common stock, $.001 par value per share.

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

                               RT INDUSTRIES, INC.

                           Consolidated Balance Sheet
                               September 30, 1996
                                   (Unaudited)


ASSETS

Current Assets
             Cash                                                     $   21,741
             Accounts Receivable (net of allowance for doubtful       $  855,454
              accounts of $823,058)
             Inventory - Note 2                                       $3,599,313
             Prepaid expense, principally income taxes                $  244,787
                                                                      ----------
                                                                      $4,721,295
Total Current Assets

             Fixed Assets(net of accumulated                          $3,403,683
              depreciation of $3,041,409)
             Other Assets                                             $      505
                                                                      ----------

TOTAL ASSETS                                                          $8,125,483
                                                                      ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               RT INDUSTRIES, INC.

                           Consolidated Balance Sheet
                               September 30, 1996
                                   (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
             Notes payable                            $  1,556,105
             Accounts payable&accrued expenses        $    833,060
             Related party payable                    $     45,000
                                                      ------------
                          Total Current Liabilities   $  2,434,165
Long-Term Liabilities:
             Notes payable                            $    264,364
             Related party payables                   $    163,000
                                                      ------------
                          Total Liabilities           $  2,861,529
Stockholder's Equity:
             Common stock, $.001 Par Value            $      7,045
             Additional paid-in capital               $ 12,577,195
             Retained earnings                        ($ 7,320,286)
                                                      ------------
             Total stockholders' equity               $  5,263,954
                                                      ------------
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY              $  8,125,483
                                                      ============


                 The accompanying notes are an integral part of
                     these consolidated financial statements

                               RT INDUSTRIES, INC.
                      Consolidated Statement of Operations
                               September 30, 1996
                                   (unaudited)

                                              Nine Months Ended September 30,
                                                  1996           1995
                                                  ----           ----

Net Sales                                     $ 3,194,619    $ 7,253,234

Cost of Goods Sold                            $ 3,590,617    $ 6,445,521
                                              -----------    -----------
Gross Profit                                  ($  395,998)   $   807,713
                                              -----------    -----------

Operating Expenses:
  Selling and delivery                        $   463,920    $   683,405
  General and administrative                  $ 1,212,050    $ 2,101,132
  Interest                                    $   210,251    $   364,531
  Provision for doubtful accounts             $     1,720    $   214,110
                                              -----------    -----------

Total Operating Expense                       $ 1,887,941    $ 3,363,178

Loss before Income Tax benefit
  and extraordinary item                      ($2,283,939)   ($2,555,465)
Income Tax benefit                            $         0    ($  540,000)
                                              -----------    -----------

Loss before extra ordinary item               ($2,283,939)   ($2,015,465)

Extraordinary item                            $    26,863    $ 1,002,465
                                              -----------    -----------
Net (Loss)                                    ($2,257,076)   ($1,013,000)
                                              ===========    ===========

Net (Loss) per share of Common Stock before
  extraordinary item                               (0.36)         (0.81)

Net Earnings (Loss) per share of common stock      (0.36)         (0.41)


                 The accompanying notes are an integral part of
                     these consolidated financial statements

                               RT INDUSTRIES, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)


                                               Three Months Ended September 30,
                                                    1996           1995
                                                    ----           ----

Net Sales                                       $   821,786    $ 2,072,652

Cost of Goods Sold                              $   789,580    $ 2,133,114
                                                -----------    -----------

Gross Profit (Loss)                             $    32,206    ($   60,462)
                                                -----------    -----------
Operating Expenses:
  Selling and delivery                          $   150,356    $   249,111
  General and administrative                    $   449,551    $ 1,088,268
  Interest                                      $    60,833    $   114,748
  Provision for doubtful accounts               $         0    $    78,781
                                                -----------    -----------

Total Operating Expense                         $   660,740    $ 1,530,908

Loss before Income Tax benefit
  and extraordinary item                        ($  628,534)   ($1,591,370)
Income Tax benefit                              $         0    ($  184,000)
                                                -----------    -----------

Loss before extra ordinary item                 ($  628,534)   ($1,407,370)

Extraordinary item                              $         0    $   192,198
                                                -----------    -----------
Net (Loss)                                      ($  628,534)   ($1,215,172)
                                                ===========    ===========

Net (Loss) per share of Common Stock before
  extraordinary item                                 (0.09)         (0.41)

Net Earnings (Loss) per share of common stock        (0.09)         (0.35)


                 The accompanying notes are an integral part of
                     these consolidated financial statements

                               RT INDUSTRIES, INC.

                 Consolidated Statements of Stockholders' Equity
                  For the Nine Months Ended September 30, 1996
                                   (Unaudited)


COMMON STOCK
  Balance - January 1, 1996                                                        5081

  Issuance of 75,000 shares of stock pursuant to a
    professional service agreements                                                  75
  Issuance of 1,594,000 shares pursuant to a private placement agreement           1594
  Issuance of 800,000 shares pursuant to a private placement agreement              800
  Issuance of 75,000 shares pursuant to a private placement agreement                75
                                                                           ------------
Balance September 30, 1996                                                         7625
                                                                           ============
ADDITIONAL PAID-IN CAPITAL
  Balance-January 1, 1996                                                  $  8,547,136

  Issuance of 75,000 shares of stock pursuant to
    professional service agreements                                        $    133,816
  Issuance of 1,594,000 shares of stock pursuant to a
    private placement agreement (Net of offering expenses $109,670)        $  1,882,330
   Issuance of 800,000 shares of stock pursuant to a
    private placement agreement (Net of offering expenses $65,588)         $    934,412
   Issuance of 75,000 shares of stock pursuant to a
    private placement agreement (Net of offering expenses $20,500)         $     54,500
  Private placement of a cumulative convertible debenture (Net of
    offering expense $125,000)                                             $  1,025,000
                                                                           ------------

Balance-September 30, 1996                                                 $ 12,577,194
                                                                           ============
RETAINED EARNINGS (DEFICIT)
  Balance-January 1, 1996                                                  ($ 5,063,210)
  Common stock, $001 Par Value                                                   $7,045
  Net Income                                                               ($ 2,257,076)
                                                                           ------------
  Balance September 30, 1996                                               ($ 7,313,241)
                                                                           ============

TOTAL STOCKHOLDER'S EQUITY                                                 $  5,263,953
                                                                           ------------

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                               RT INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                        Nine Months Ended September 30,
                                                             1996           1995
                                                             ----           ----

CASH FLOW FROM OPERATING ACTIVITIES
Net Income(Loss)                                         ($2,257,076)   ($1,013,000)

Adjustments to reconcile net income (loss)
  to net cash provided (used) by operating activities:
  Depreciation                                           $   444,169    $   441,266
  Amortization                                           $    88,000    $   257,733
  Provision for doubtful accounts                        $     1,720    $   214,110
  Write-off of deferred consulting agreement                            $   658,473
  Issuance of Common Stock as payment for
    professional services                                $    62,500
  Extraordinary item-cancallation of debt                ($   26,863)   ($1,002,465)

(Increase)Decrease In:
  Accounts Receivable                                    $    22,418    $   496,726
  Inventory                                              $   222,614    $   565,194
  Prepaid Expenses                                       $    75,703    $   113,102
  Other Assets                                           $    78,523    $     5,367

Increase (Decrease)In:
  Accounts Payable and Accrued Liabilities               ($  656,236)   ($1,375,097)
                                                         -----------    -----------
Total Adjustments                                        $   312,548    $   374,409

Net cash Flows from Operating Activities                 ($1,944,528)   ($  638,591)
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property                         $   771,962
  (Purchase)/Sale of Fixed Assets                        ($  167,305)   ($   94,406)

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                               RT INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  - continued -


                                                 Nine Months Ended September 30,
                                                      1996           1995
                                                      ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds(reduction) from revolving credit
    demand note                                   ($1,646,970)   ($  818,827)
  Net proceeds from issuance of common stock      $ 3,967,559    $ 1,680,980
  Notes payable-net                               ($1,080,394)   ($  304,723)
                                                  -----------    -----------

Net Cash Flow from Financing Activities           $ 1,240,195    $   557,430

NET DECREASE IN CASH                              ($   99,676)   ($  175,567)

CASH-beginning of year                            $   121,417    $   186,837
                                                  -----------    -----------

CASH-end of period                                $    21,741    $    11,270
                                                  ===========    ===========


                 The accompanying notes are an integral part of
                     these consolidated financial statements

                               RT INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                                         Nine Months Ended September 30,
                                                             1996          1995
                                                             ----          ----

Cash paid for interest                                    $  207,751   $   364,531
                                                          ----------   -----------
Non-Cash Investing Activities
  Professional services contracts exchanged
    for notes payable                                     $        0   $   477,158

  Professional services contracts exchanged
    for common stock                                      $  133,891   $   325,000


Non-Cash Financing Activities
  Notes payable-isssued in exchange for professional
    services contracts                                    $        0   $   477,158

Common stock issued as repayment for notes payable                      $1,150,000
Notes payable exchanged for common stock                  $        0   ($1,150,000)


Common stock issued in exchange for professional
  services contracts                                      $  133,891   $   325,000




                 The accompanying notes are an integral part of
                     these consolidated financial statements

                   Notes to Consolidated Financial Statements
                               SEPTEMBER 30, 1996
                                   (Unaudited)


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


a.   Business Operations and Organization

     The Company, which was formed on January 16, 1992 owns and operates the following companies:
                            Ultra Brake Corporation
                        Ultratech of South Florida,Inc.
                           Roinco Manufacturing, Inc.
                               RT Friction, Inc.
     As part of a general restructuring plan, Ultratech, RT Friction, and Ultra Brake no longer conductany business operations. These have been consolidated and are performed by the Company or are contracted out to the industry. The Company intends to undertake the necessary steps to dissolve such subsidiaries under the applicable laws of each such subsidiary's place of incorporation.


b.   Unaudited Interim Statements

     The financial statements as of Sept. 30, 1996 for the three month and nine month periods ended September 30, 1996 and 1995 are unaudited. However, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to reflect a fair presentation of the financial statements for these interim periods have been made. The results for the interim periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be obtained for a full fiscal year.



NOTE 2: INVENTORY

  Major inventory components as of September 30, 1996 were as follows:

    Raw Materials                                $   728,048
    Work in Process                              $   544,368
    Finished Goods                               $ 2,470,455
    Reserve                                      ($  143,558)
                                                 -----------

Total                                            $ 3,599,313
                                                 ===========

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

                               RT INDUSTRIES, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 1996
                                   (Unaudited)
                                  - continued -

NOTE 5: THE COMPOSITION

     In connection with the debt restructuring, a committee of the Company's unsecured trade creditors (the "Trade Creditors") on March 7, 1995 declared as effective an agreement (the "Composition Agreement") providing for repayment by the Company of the unsecured trade debt (the "Trade Debt") of the Company's Trade Creditors electing to participate in the Composition Agreement, representing approximately $2,732,000 of the $3,032,000 Trade Debt. (See Exhibit 10.35 previously submitted on Form S-18, as amended, initially filed with the SEC on April 8, 1992; Note 5 to the Consolidated Financial Statements in Form 10-QSB for the 1st Quarter, 1996 for a discussion of the proposals, ratification process and funding of the same). Trade Creditors, representing approximately $2,500,000 of the Trade Debt, elected a lump sum payment of $0.35 for every $1.00 of the Trade Debt and have been paid. Trade Creditors, representing $232,000 of the Trade Debt, who elected periodic payments have received fifteen percent (15%) of the periodic payments. The next distribution under the Composition Agreement, payable in March 1997, is for an aggregrate payment of approximately $25,000. Subsequent payments become payable in the third quarters of 1997, as well as the first quarter of each of 1998 and 1999.

     The Company has negotiated settlements with respect to the bulk of the Trade Debt held by the nine percent (9%) of the Trade Creditors not electing to participate in the Composition Agreement, representing approximately $300,000 of the Trade Debt, and only $12,900 remains to be paid to such Trade Debtors.

     The Company has negotiated satisfactory settlement arrangements with the balance of the non-electing Trade Debtors and, as of this date, the company has satisfied it's obligation to such non-electing Trade Debtors in accordance with such settlement arrangements.

                               RT INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements
                               September 30, 1996
                                   (Unaudited)
                                   -continued-
NOTE 6:  SUBSEQUENT EVENTS

     During the nine month period ending September 30, 1996, the Company consumated two private placements (the "Placement") of its securities in the form of 1,600,000 units and 800,000 units in order to raise additional working capital and to pay down debts. Each unit in the Placements consisted of one share of the Company's common stock and two redeemable common stock purchase warrants (the "Warrants") at a price of $1.25 each. The Warrants enable the holders to purchase one share of the Company's common stock at a price of $4.20, subject to adjustment. The Warrants are redeemable at the option of the Company at a redemption price of $.005 per Warrant under certain conditions. None of the common stock offered pursuant to the Placements is registered under the 1933 Securities Act, as amended and may not be sold in the United States absent such registration or under some applicable exemption from registration requirements. As of Sept. 30, 1996, the Company had received proceeds from the placements of approximately $2,816,743 (net of expenses associated with the offering of $175,258).

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   February 4, 1997


                                     RT INDUSTRIES, INC.
                                     (Registrant)


                                     By: /s/ Alfred H. Paul
                                        ----------------------------------
                                        Alfred H. Paul, CFO
                                        and Chief Accounting Officer