Form 10QSB/A
period 1996-09-30
RT INDUSTRIES INC
filed 1997-02-14
CIK 886113

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                  FORM 10-QSB/A
                          AMENDMENT NO. 2 TO FORM 10-QSB



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

                               RT INDUSTRIES, INC.

                           Consolidated Balance Sheet
                               September 30, 1996
                                   (Unaudited)


ASSETS

Current Assets
             Cash                                                     $   21,741
             Accounts Receivable (net of allowance for doubtful       $  855,454
              accounts of $823,058)
             Inventory - Note 2                                       $3,599,313
             Prepaid expense, principally income taxes                $  244,787
                                                                      ----------
                                                                      $4,721,295
Total Current Assets

             Fixed Assets (net of accumulated                         $3,403,683
              depreciation of $3,041,409)
             Other Assets                                             $      505
                                                                      ----------

TOTAL ASSETS                                                          $8,125,483
                                                                      ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               RT INDUSTRIES, INC.

                           Consolidated Balance Sheet
                               September 30, 1996
                                   (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
             Notes payable                                         $  1,556,105
             Accounts payable & accrued expenses                   $    833,060
             Related party payable                                 $     45,000
                                                                   ------------
                          Total Current Liabilities                $  2,434,165
Long-Term Liabilities:
             Notes payable                                         $    264,364
             Related party payables                                $    163,000
                                                                   ------------
                          Total Liabilities                        $  2,861,529
Stockholder's Equity:
             Common stock, $.001 Par Value                         $      7,045
             Additional paid-in capital                            $ 12,577,195
             Retained earnings                                    ($  7,320,286)
                                                                   ------------
             Total stockholders' equity                            $  5,263,954
                                                                   ------------
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                           $  8,125,483
                                                                   ============


                 The accompanying notes are an integral part of
                     these consolidated financial statements

                               RT INDUSTRIES, INC.
                      Consolidated Statement of Operations
                  For the Nine Months Ended September 30, 1996
                                   (unaudited)


                                                 Nine Months Ended September 30,
                                                      1996           1995
                                                      ----           ----

Net Sales                                          $ 3,194,619    $ 7,253,234

Cost of Goods Sold                                 $ 3,590,617    $ 6,445,521
                                                   -----------    -----------
Gross Profit                                       ($  395,998)   $   807,713
                                                   -----------    -----------

Operating Expenses:
  Selling and delivery                             $   463,920    $   683,405
  General and administrative                       $ 1,212,050    $ 2,101,132
  Interest                                         $   210,251    $   364,531
  Provision for doubtful accounts                  $     1,720    $   214,110
                                                   -----------    -----------

Total Operating Expense                            $ 1,887,941    $ 3,363,178

Loss before Income Tax benefit
  and extraordinary item                          ($ 2,283,939)  ($ 2,555,465)
Income Tax benefit                                 $         0   ($   540,000)
                                                   -----------    -----------

Loss before extra ordinary item                    ($2,283,939)   ($2,015,465)

Extraordinary item                                 $    26,863    $ 1,002,465
                                                   -----------    -----------
Net (Loss)                                        ($ 2,257,076)  ($ 1,013,000)
                                                   ===========    ===========

Net (Loss) per share of Common Stock before
  extraordinary item                                     (0.36)         (0.81)

Net Earnings (Loss) per share of common stock            (0.36)         (0.41)


                 The accompanying notes are an integral part of
                     these consolidated financial statements

                               RT INDUSTRIES, INC.


                      Consolidated Statements of Operations
                 For the Three Months Ended September 30, 1996
                                   (Unaudited)



                                               Three Months Ended September 30,
                                                    1996           1995
                                                    ----           ----

Net Sales                                       $   821,786    $ 2,072,652

Cost of Goods Sold                              $   789,580    $ 2,133,114
                                                -----------    -----------

Gross Profit (Loss)                             $    32,206   ($    60,462)
                                                -----------    -----------
Operating Expenses:
  Selling and delivery                          $   150,356    $   249,111
  General and administrative                    $   449,551    $ 1,088,268
  Interest                                      $    60,833    $   114,748
  Provision for doubtful accounts               $         0    $    78,781
                                                -----------    -----------

Total Operating Expense                         $   660,740    $ 1,530,908

Loss before Income Tax benefit
  and extraordinary item                       ($   628,534)  ($ 1,591,370)
Income Tax benefit                              $         0   ($   184,000)
                                                -----------    -----------

Loss before extra ordinary item                ($   628,534)  ($ 1,407,370)

Extraordinary item                              $         0    $   192,198
                                                -----------    -----------
Net (Loss)                                     ($   628,534)  ($ 1,215,172)
                                                ===========    ===========

Net (Loss) per share of Common Stock before
  extraordinary item                                 (0.09)         (0.41)

Net Earnings (Loss) per share of common stock        (0.09)         (0.35)


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
                                                                           ------------

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                               RT INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                        Nine Months Ended September 30,
                                                             1996           1995
                                                             ----           ----

CASH FLOW FROM OPERATING ACTIVITIES
Net Income(Loss)                                        ($ 2,257,076)  ($ 1,013,000)

Adjustments to reconcile net income (loss)
  to net cash provided (used) by operating activities:
  Depreciation                                           $   444,169    $   441,266
  Amortization                                           $    88,000    $   257,733
  Provision for doubtful accounts                        $     1,720    $   214,110
  Write-off of deferred consulting agreement                            $   658,473
  Issuance of Common Stock as payment for
    professional services                                $    62,500
  Extraordinary item-cancallation of debt               ($    26,863)  ($ 1,002,465)

(Increase) Decrease In:
  Accounts Receivable                                    $    22,418    $   496,726
  Inventory                                              $   222,614    $   565,194
  Prepaid Expenses                                       $    75,703    $   113,102
  Other Assets                                           $    78,523    $     5,367

Increase (Decrease) In:
  Accounts Payable and Accrued Liabilities              ($   656,236)  ($ 1,375,097)
                                                         -----------    -----------
Total Adjustments                                        $   312,548    $   374,409

Net cash Flows from Operating Activities                ($ 1,944,528)  ($   638,591)
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property                         $   771,962
  (Purchase)/Sale of Fixed Assets                       ($   167,305)  ($    94,406)

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                               RT INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  - continued -


                                                 Nine Months Ended September 30,
                                                      1996           1995
                                                      ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds (reduction) from revolving credit
    demand note                                  ($ 1,646,970)  ($   818,827)
  Net proceeds from issuance of common stock      $ 3,967,559    $ 1,680,980
  Notes payable-net                              ($ 1,080,394)  ($   304,723)
                                                  -----------    -----------

Net Cash Flow from Financing Activities           $ 1,240,195    $   557,430

NET DECREASE IN CASH                             ($    99,676)  ($   175,567)

CASH-beginning of year                            $   121,417    $   186,837
                                                  -----------    -----------

CASH-end of period                                $    21,741    $    11,270
                                                  ===========    ===========


                 The accompanying notes are an integral part of
                     these consolidated financial statements

                               RT INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                                         Nine Months Ended September 30,
                                                             1996          1995
                                                             ----          ----

Cash paid for interest                                    $207,751      $  364,531
                                                          --------      ----------
Non-Cash Investing Activities
  Professional services contracts exchanged
    for notes payable                                     $      0      $  477,158

  Professional services contracts exchanged
    for common stock                                      $133,891      $  325,000


Non-Cash Financing Activities
  Notes payable-isssued in exchange for professional
    services contracts                                    $      0      $  477,158

Common stock issued as repayment for notes payable                      $1,150,000
Notes payable exchanged for common stock                  $      0     ($1,150,000)


Common stock issued in exchange for professional
  services contracts                                      $133,891      $  325,000




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
                                                 ===========

                               RT INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements
                               September 30, 1996
                                   (Unaudited)
                                  - continued -


NOTE 3: GENERAL AND ADMINISTRATIVE EXPENSES

     During each of 1995 and 1996, the Company experienced high general and administration expenses relative to the Company's sales for the comparable periods as a result of: (i) declining sales caused by the Company's inability, because of cash restraints, to purchase raw materials to manufacture inventory and (ii) extraordinary expenses associated with the reorganization and consolidation of the Company's production facilities in Missouri, New York and Tennessee.

NOTE 4: LOSS PER SHARE


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


NOTE 5: NOTES PAYABLE


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


NOTE 6: THE COMPOSITION


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


NOTE 7:  SUBSEQUENT EVENTS


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



Dated:   February 13, 1997



                                     RT INDUSTRIES, INC.
                                     (Registrant)


                                     By: /s/ Alfred H. Paul
                                        ----------------------------------
                                        Alfred H. Paul, CFO
                                        and Chief Accounting Officer