Form 10KSB
period 1996-12-31
RT INDUSTRIES INC
filed 1997-03-31
CIK 886113

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

(Mark One)  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to ______________________


                       Commission file number: 0-20436

                             RT INDUSTRIES, INC.
                (Name of small business issuer in its charter)

            DELAWARE                                 65-0309477
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                       Identification No.)

1875 E. LAKE MARY BLVD., SANFORD, FL                  32773
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number: (800)  998-6966

Securities registered under Section 12 (b) of the Exchange Act:

                                          Name of each exchange on
                                          which registered: Nasdaq Small Cap
Title of each class: Common

Securities registered under Section 12 (g) of the Act:

                                 Common Stock
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been
subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

The Issuer's revenues for its most recent fiscal year were $3,912,237.

The aggregate market value of the voting stock held by non-affiliates (shares held in street name are assumed to be non-affiliates) was approximately as at March 21, 1997, based on the closing sale price, was approximately $____ per share.

The number of shares of Common Stock outstanding as at March 21, 1997, was 8,322,782. No annual reports to securities holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) have been incorporated by reference in this report.

                             RT INDUSTRIES, INC.

                                 FORM 10-KSB

                              TABLE OF CONTENTS

PART I                                                                     PAGE
------                                                                     ----

ITEM 1.                 Description of Business                             3

ITEM 2                  Description of Property                             5

ITEM 3                  Legal Proceedings                                   5

ITEM 4                  Submission of Matters to a Vote of
                        Security Holders                                    6

PART II
-------

ITEM 5                  Market for Common Equity and Related
                        Stockholder Matters                                 6

ITEM 6                  Management's Discussion and Analysis or
                        Plan of Operation                                   7

ITEM 7                  Financial Statements                               11

ITEM 8                  Changes in and Disagreements With
                        Accountants on Accounting and Financial
                        Disclosure                                         12

PART III
--------

ITEM 9                  Directors, Executive Officers, Promoters
                        and Control Persons; Compliance with Section
                        16 (a) of the Exchange Act                         12

ITEM 10                 Executive Compensation                             13

ITEM 11                 Security Ownership of Certain Beneficial
                        Owners and Management                              15

ITEM 12                 Certain Relationships and Related
                        Transactions                                       16

ITEM 13                 Exhibits, Lists and Reports on Form 8-K            18

PART I.

ITEM  1. DESCRIPTION OF THE BUSINESS

RT Industries, Inc., a Delaware corporation (together with its wholly-owned subsidiary, Roinco Manufacturing, Inc., the "Company") was organized on January 16, 1992 to manufacture, assemble and/or distribute new automotive friction products (brake linings and new brake pads) as well as to assemble and distribute ignition wires for the automotive aftermarket (replacement parts sold for use on motor vehicles after initial purchase).

The Company's core business is the manufacture, assembly and distribution of new replacement brake pads for the automotive passenger car and light truck aftermarket. This market is distinct from the market for original equipment automotive parts which are parts used by the automobile manufacturer for use in the assembly of new vehicles. The automotive aftermarket for replacement parts encompasses the parts and services sold to the vehicle owners for repair or replacement of original equipment parts. As a general rule, the market for aftermarket replacement parts includes vehicles which are three to twelve years old. Due in part to the increasing cost of new vehicles, the average age of the vehicles in service has increased. Therefore, the market for aftermarket replacement parts has and will, in the Company's opinion, continue to grow.

The Company manufacturers and distributes both integrally molded and riveted brake pads. Typically, brake pads are manufactured either by a process of integrally molding the friction material to a steel plate or by riveting friction material to the steel plate. Riveted brake pads are common on older vehicles which were manufactured by US domestic automobile manufacturers. Integrally molded brake pads are original equipment on all vehicles manufactured by foreign automobile manufacturers and imported into the US. In addition, late model vehicles manufactured by US automobile manufacturers are usually equipped with integrally molded brake pads. The Company manufacturers a wide range of parts for both domestic and foreign manufactured vehicles.

Automobile manufacturers' specifications require brake pads which are constructed with either a semi metallic or an organic (either asbestos or non-asbestos) friction material. The Company manufacturers semi metallic and non-asbestos organic friction material for integrally molded and riveted brake pads. The Company has never manufactured asbestos friction material.

As part of a general restructuring plan, the Company has consolidated operations formerly performed by Ultratech of South Florida, Inc.
("Ultratech"), RT Friction, Inc. ("RT Friction") and Ultra Brake Corporation ("Ultra Brake"), all subsidiaries of the Company. None of these subsidiaries currently conduct any business operations. Such operations are now performed by the Company or have been contracted out to independent suppliers.

Under the Company's restructuring plan, the Company also ceased in April, 1996 the assembly and distribution of ignition wire sets through its subsidiary, Ultratech. The remaining raw material and finished goods were sold to an independent third party. In August 1996, the Company's assembly and distribution facility in Lindenhurst, NY was closed, and all inventory and equipment was moved to the Company's Sanford, FL facilities. As a result of such consolidation, none of the Company's subsidiary corporations are currently engaged in any business activities and will either be dissolved in the near future or retained solely to preserve ownership of their corporate names.

The Company has developed multiple sources for all raw material used in production. Raw material required for production include: stamped steel backing plates, resins, various fibers and fillers. For a number of stamped steel backing plates, the Company is limited to one supplier. However, other suppliers of stamped steel backing plates are developing the tooling to produce these applications.

As vehicles have been downsized, the braking systems have been downsized. This downsizing has reduced the size of the brake pad, and caused a shift from riveted brake pads to integrally molded brake pads. The Company's ability to manufacture a wide range of integrally molded brake pads gives it an advantage over many competitors.

The automotive replacement parts industry has been characterized by an increasing number of business consolidations of manufacturers, distributors and retailers of automotive replacement parts. This industry consolidation includes, but is not limited to, the acquisition of mid-sized brake pad manufacturers by larger automotive replacement parts manufacturing companies with substantially greater financial resources than the Company. At the same time, a number of manufacturers have entered the market for riveted brake pads, selling to regional markets based primarily on price. With the consolidation of ownership of distributors and retailers, the manufacturers, in turn, have had fewer customers to which to sell, resulting in increased competition for such customers.

The Company sells its products to independent wholesale and retail automotive distributors in the United States and in twelve foreign countries. The Company does not market its products directly to retail customers. The Company markets its products mainly through the efforts of a nationwide network of independent sales representatives with Company support including parts catalogs, promotional material and by attending trade shows. Currently, the Company's products are sold using the Roinco(TM), Ultra Brake(TM) and MaxLife(R) names or in customer identity packaging. The Company has a broad customer base, and is not dependent on just a select few customers.

The Company owns no patents. The Company has nonetheless developed and currently owns certain proprietary processes and formulas with respect to the composition of its friction material. The Company relies upon the treatment of such information as confidential by, and non-disclosure by, its employees and consultants for the protection of such propriety information. There is no assurance that such confidential treatment can or will be maintained or that such proprietary processes and formulas will afford the Company meaningful competitive advantages for its brake products.

The Company is not subject to any federal, state or local government regulation which is specific to replacement brake products. However, where organic materials (asbestos) are incorporated in the manufacture of brake products, the existence of such materials must be clearly indicated on the brake pad packaging. The Company does not use asbestos in any formulations of its friction material; however, certain products which are purchased from independent third parties for subsequent distribution by the Company may contain asbestos.

The Company believes that it is in compliance with federal, state and local laws and regulations governing the discharge of materials in the environment and noise levels.

As of December 31, 1996 the Company had 100 full time employees. These consisted of 13 salaried and 87 hourly personnel. Five employees are in management positions, three in sales and marketing and ninety two in manufacturing, assembly and warehousing positions. The Company's employees are not members of any union, and the Company has not experienced any work stoppages and considers its employee relations to be good. In addition to the full time employees, the Company had five part time employees involved in warehousing activities at December 31, 1996.

ITEM  2  DESCRIPTION OF PROPERTY

RT Industries currently leases two facilities in Sanford, Florida. The manufacturing facility is 37,000 square feet and is used primarily for the production of the Company's integrally molded brake pads. The lease expires on March 31, 1998 and requires monthly rental payments of $9,500 for the remainder of the lease (see also "Item 12 -- Certain Relationships and Related Transactions"). The warehouse facility is approximately 49,000 square feet and functions as the distribution center for the Company's products and as an assembly location for the Company's riveted brake pad production. The monthly rental is $7200, and the lease expires on October 31, 1999.

The Company closed its New York facility during the third quarter of 1996, thereby consolidating all manufacturing and distribution operations into the Florida facility.

ITEM 3.  LEGAL PROCEEDINGS

As of December 31, 1996 the Company was not involved in any legal proceedings.

During the year ended 1996, there were dismissed or settled by the Company all pending legal proceedings and claims which had been made against the Company (and its former President and Vice President of Operations) as a result of the termination of the Company's operations at its City of Caruthersville, Missouri facility and the transfer of the manufacturing equipment from Missouri to the Company's Florida facilities in 1994-95. Specifically, the transfer of the equipment from the Missouri facility was deemed a default of the equipment loan agreements between the Company's subsidiary and the First State Bank &

Trust Co. of Caruthersville, Caruthersville, MO, (First State Bank) and the US Small Business Administration (SBA). Through a settlement made in the final quarter of 1996, the equipment note was reinstated for its original term for and in consideration of a payment by the Company to the SBA of a lump sum of $6,300 for charges associated with an earlier discount granted by the State of Missouri to First State Bank (and revoked upon acceleration of note upon default) and six equal quarterly installment payments of $27,444 with respect to past due principal and interest of $164,662 each, with final payment due October 1998. The Company is current in its payments.

Under the settlement with the SBA of the equipment loans, the criminal complaints filed in the United States District Court, Eastern District of Missouri on or about October 14, 1994 and the Circuit Court of Premiscot County, Missouri, Division II, on or about August 31, 1994 (both alleging that the prior management of the Company, with intent to defraud, converted such equipment) were dismissed. None of the named defendants were employed by the Company in 1996. Likewise, a related civil complaint served against the Company by the SBA on or about February 25, 1996 in the United States District Court, Western District of Missouri, was dismissed on October 8, 1996.

As of December 31, 1996, there was still owing from the Company to the City of Caruthersville, MO accrued rent, in the amount of $49,940, under the lease for the Missouri plant. Since terminating the Company's operations there, the City of Caruthersville had sublet the facilities under short term leases for fourteen of the thirty- six months since RT Friction vacated the facilities. The monthly rent on the building is $2,269. Currently, the Company is negotiating with the City to reach a settlement on the lease.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Security holders during the fourth quarter of 1996.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded in the over-the counter market (NASDAQ Symbol RTIC) as reported in the NASDAQ SmallCap Market System. As of March 21, 1997, there were approximately 8,705,882 shares of the Company's common stock outstanding held of record by approximately sixty-three shareholders.

The following table sets forth, for the periods indicated, high and low bid prices of the Company's common stock. The quotations constitute quotations among dealers and do not reflect retail mark-ups, markdowns, or commissions, and may not represent actual retail transactions:

      Quarter                 High                Low
      -------                 -------             -------

Fiscal 1995(1)

      First Quarter           3.50                 1.41
      Second Quarter          3.88                 2.50

      Third Quarter           3.75                 2.00
      Fourth Quarter          2.94                 2.00

Fiscal 1996

      First Quarter           5.00                 2.19
      Second Quarter          7.06                 3.81
      Third Quarter           6.50                 4.63
      Fourth Quarter          5.50                 4.50

----------

(1) The figures are adjusted for a 1-to-five reverse stock split effected on February 16, 1995, with respect to shareholders of record on January 20, 1995.


The payment of dividends on the Company's common stock is within the discretion of the Company's Board of Directors. To date, the Company has not paid any dividends on its common stock, and does not expect to pay any dividends in the foreseeable future. The Company intends to retain all earnings for use in the Company's operations. Moreover, pursuant to the terms of its loan agreement with its principal lender, the Company is precluded from paying any dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements other than historical information contained in this report are considered forward looking and involve a number of risks and uncertainties. Factors that could cause such statements not to be accurate include, but are not limited to, increased competition for the company's products, improvements in alternative technologies, a lack of market acceptance for new products introduced by the Company and the failure of the Company to successfully market its products.

LIQUIDITY AND CAPITAL RESOURCES

In January 1995, the Company initiated a debt restructuring by entering into a Composition of Creditors Agreement (the "Agreement") with approximately 82% of its unsecured trade creditors. Under the Agreement, creditors representing approximately $2,500,000 of Company debt (the "Trade Debt") elected to accept as full payment of their outstanding balances an amount equal to $.35 for every dollar outstanding. A group of creditors holding approximately $336,000 of Company debt (approximately 11%) elected to accept payment of their outstanding balances over a five-year period. In order to fund the initial payment and as part of the Agreement, the Company borrowed $750,000 from the then-President and principal shareholder of the Company through the issuance of a note payable and also obtained a commitment for a $200,000 credit line from a bank. In connection with the Agreement, the Company recorded an extraordinary gain from forgiveness of debt, net of related expenses, of $1,539,056 during the year ended December 31, 1995.

The Company successfully negotiated settlements with respect to almost all of the Trade Debt held by the seven percent (7%) of the unsecured trade creditors not electing to participate in the Agreement, representing approximately $300,000 of the Trade Debt. The Company has satisfied it's obligation to such non-electing trade creditors in accordance with such settlement arrangements by payment of $12,900 in the last quarter of 1996.

In September 1994, the Company closed its plant in Tennessee and abandoned the building and certain equipment located at the facility. The land, building and equipment of the Tennessee facility were constructed and purchased by the Company with financing provided by the State of Tennessee Department of Economic Development and the City of Brownsville. In connection with its withdrawal from the facility, the Company entered into an agreement with the City of Brownsville whereby the City would use its best efforts to locate a buyer for the facility and the related equipment. The net book value of the Tennessee facility land, building and equipment of $771,962 was recorded as assets held for sale on the Company's balance sheet. During October 1996, the assets held for sale were sold to a third party. In exchange for the assets, the Tennessee Department of Economic Development agreed to assume the Company's liability under the related mortgage note. The difference between the recorded amount of the assets held for sale and the outstanding mortgage note obligation was materially offset by a reserve recorded in 1995, resulting in no significant gain or loss being recorded for the year ended December 31, 1996.

     As of December 31, 1996, the Company was party to four outstanding equipment loans, as follows:

     (i) An equipment loan with the City of Brownsville, TN, which was refinanced in 1995, with an outstanding principal balance of $176,670 plus interest equal to prime minus 5%, with a floor of 2.5% and a cap of 6.5% (3.25% as at December 31, 1996). Current monthly installments on the note equal $2,616 with the final installment payment due in March, 2003.

     (ii) Two equipment loans with Concord Financial with an outstanding balance of (a)$2,153, payable by February, 1997 (which note was paid off in February
1997) and (b)$186,753, payable in monthly installments of $11,107, with the final installment due June 1998, respectively.

     (iii) The reinstated equipment loan with the First State Bank & Trust Co. of Caruthersville, Caruthersville, MO, and the US Small Business Administration in connection with the Company's former facilities in the State of Missouri, with an outstanding principal balance of $259,000 as of December 31, 1996.

As of December 31, 1996, the Company was indebted to Congress Financial Corporation (Congress) under its secured line of credit for $758,486. The line of credit matures in April 1997, and automatically renews on a yearly basis, unless terminated by either party in accordance with the loan agreement, and bears interest at a rate per annum of 1.5% above the prime rate as announced by Philadelphia National Bank from time to time. The line of credit is collateralized by all of the assets of the Company, excluding real estate and pre-existing first liens on equipment. The Company is charged a monthly service fee of $4,000 during the term of the loan agreement. The loan agreement requires the Company to maintain a specific working capital level. The Company failed to meet the required working capital level during the year ended December 31, 1995 resulting in a default under the note. The 1995 default is continuing as of the two- year period ended and as of December 31, 1996. Congress is aware of the default but continues to fund the line of credit. Congress has not formally waived the default and, as such, can cease funding the line of credit and demand payment in full of the outstanding balance at any time. In 1996, the Company executed a settlement agreement with Mr. Ron Tygar, the former Chairman of the Board, CEO, President and majority shareholder of the Company, which agreement removed Mr. Tygar as a personal guarantor of the Congress loan (see penultimate paragraph of "Item 12 - Certain Relationships and Related Transactions"}. As of March 1997, the loan balance with Congress was approximately $464,335. Given the low outstanding balance, Congress has indicated that it does not intend to renew the current financing arrangement with the Company. The Company is currently seeking alternative financing arrangements.

In connection with loans from a principal stockholder, Elm Grove Associates II, L.P., which loans, in the aggregate amount of $590,000, were repaid in part in 1996 and fully paid in March 1997, the Company issued 1,180,000 stock warrants each for the purchase of one(1) share of stock of the Company at an exercise price of $2.28 per share. The fair market value of the warrants at the date of issuance of $329,600 was recorded as deferred loan costs, of which $237,000 was charged to operations in the year ended 1996.

During 1996, the Company completed the private placement of its securities in the form of 2,396,000 units, with each unit consisting of one share of the Company's common stock and two common stock purchase warrants. Each common stock purchase warrant enables the holder to purchase one share of the Company's common stock at a price of $4.20. The warrants are redeemable at the option of the Company at a redemption price of $.005 per warrant, beginning six months from the private placement closing date. The Company received net proceeds of $2,763,743 from such sales.

In a transaction unrelated to the private placements units, the Company sold 100,000 shares of its common stock at $1.00 per share to an individual who is unrelated to the Company. [This individual held an option to buy up to 100,000 restricted shares at $1.00 per share from a private placement initiated in 1995.]

For the year ended December 31, 1996, the Company issued a total of $3,775,000 of convertible debentures pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. Each convertible debenture enabled its holder to convert such debenture into the Company's common stock at the lesser (i) of 75% or 80% of market value of the Company's common stock on the date of conversion (depending on the terms of the debenture) or (ii) 110% of the average market value of the Company's common stock for five days prior to the closing date of the convertible debenture. During 1996, $2,275,000 aggregate principal amount of such debentures plus accured interest was converted into an aggregate of 660,628 shares of common stock of the Company. For the year ended December 31, 1996, $1,214,534 of interest expense has been recorded for the difference between the conversion prices of the convertible debentures and the fair market value of the Company's common stock at the time of conversion. In addition, a deferred loan cost of $253,750, associated with the converted debentures, was charged to operations as an interest expense in 1996. At December 31, 1996, two unsecured convertible debentures in the aggregagte amount of $1,500,000 payable with interest at 10% remained outstanding. Principal and accrued interest were converted into an aggregate of 383,100 shares of the Company's common stock in February of 1997.

The Company issued 85,000 shares of the Company's common stock as payment for consulting services. Consulting fees of $321,902 were recorded during 1996 related to these stock issuances.

MATERIAL CHANGES IN FINANCIAL CONDITION

The Company's cash on hand at December 31, 1996 was $956,548 as compared to $121,417 as of December 31, 1995. The difference of $835,131 was principally due to cash received from placement of the convertible debentures in December 1996 and a private placement of the Company's common stock in 1996. Accounts receivable net of allowance for doubtful accounts decreased by $320,634 from December 31, 1995 to December 31,1996. The reduction was principally due to the reduction of sales between the two periods.

Inventory at December 31, 1996 and December 31, 1995, was $3.371,647 and $3,821,827, respectively. The decrease in inventory of $450,180 (11.8%) was the result of: I) consolidation of inventory occurring because of a closing of certain warehouse locations by the Company; and II) improved inventory management. The mix of the inventory changed as follows:

      INVENTORY ITEM                  1996           1995       % CHANGE
      --------------                  ----           ----       --------
      Raw Materials               $  662,504      $1,012,700     (34.6)
      Work - in - Progress           154,273         236,574     (34.8)
      Finished Goods               2,554,870       2,572,553      (0.7)
                                  ----------      ----------      -----

      Total                       $3,371,647      $3,821,827      (11.8)
                                  ==========      ==========      =====

In 1995, the Company had a fixed asset held for sale (Brownsville, TN Facility) in the amount of $771,962. The difference between the recorded amount of the assets held for sale and the outstanding mortgage note obligation was materially offset by a reserve recorded in 1995, resulting in no significant gain or loss being recorded for the year ended December 31, 1996.

Total assets for the Company were $8,712,379 and $9,734,137 as at December 31 1996 and 1995, respectively. The difference of $1,021,758 was the result of the sale of the Brownsville Facility, the reduction in accounts receivable, the reduction in inventory and the reduction in property and equipment, and the offset of these reductions by the increase in cash.

Total liabilities were $4,292,498 and $6,245,130 as at December 31, 1996 and 1995, respectively. The reduction in total liabilities of $1,952,632 was the result of the following: I) a reduction in the Note to Bank (Congress Financial) in the amount of $1,683,256 (68.9%); II) trade payables reduced by $595,262 (60.8%) due to the elimination of past due payables, payments made under the Composition Agreement, and reduction in material purchases due to lower sales.
III) a decrease in accrued liabilities by $283,257; and IV) a reduction in long term debt in the amount of $1,054,707. These reductions were offset to some extent by the increase in Convertible Notes by $1,500,000.

Total equity increased by $930,874 to $4,419,881 in 1996 from $3,489,007 in fiscal 1995. This increase was the result of $7,045,802 in additional paid in capital offset against an increase in accumulated deficit of $6,118,170.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

For the year ended December 31, 1996, the Company had a net loss of $6,118,170 as compared to a net loss of $4,179,642 for the year ended December 31, 1995. The increase of $1,938,528 in net loss resulted despite a reduction of $2,156,512 in total operating expenses from $4,851,008 in fiscal 1995 to $2,694,496 in fiscal 1996. The full impact of the reduction in operating expenses was offset by a decrease in net sales from $8,369,067 to $3,912,237 in 1995 and 1996, respectively. The loss of sales is attributable to the loss of customers and the impaired ability to attract new customers as a result of the Company's financial difficulties. A related reduction in selling and delivery and general administration expenses was significant but not sufficient to offset the loss of sales.

Selling and delivery expenses were $574,939 and $909,669 in 1996 and 1995, respectively. The decrease of $334,730 was the result of lower sales in 1996. General and administrative expenses were reduced by $1,495,546 (46.4%) from $3,220,897 in 1995 to $1,725,351 in 1996. This reduction was the result of the Company's continuing restructuring efforts. Bad debt expense was $394,206 and $720,442 in 1996 and 1995. respectively. Lower sales and improved collection efforts accounted for this reduction.

Interest expense increased from $460,832 in 1995 to $2,027,746 in 1996. The increased interest expense of $1,566,914 is due to an interest charge of $1,214,534 for the value of the conversion discount off the fair market value of the Company's common stock available to the holders of the convertible debentures at the date of issuance and the write off of deferred loan costs associated with the conversion of debentures.

In 1995, the Company had an income tax benefit of $772,999, that resulted from the reversal of the deferred tax liability on the balance sheet as of December 31, 1994. No income tax benefit was recorded in 1996 as a result of the change in the valuation allowance on the deferred income tax asset. The net loss before extraordinary gain was $5,864,420 and $5,195,698 for 1996 and 1995, respectively. The extraordinary gain from forgiveness of debt, net of income taxes was $1,016,056 in 1995. As a result of this extraordinary item, the net loss for the Company was $6,118,170 and $4,179,642 in 1996 and 1995,
respectively.

ITEM 7 FINANCIAL STATEMENTS

The following documents are attached:

                                                      Page
                                                      ----

Report of Independent Certified Public Accountants    F-2
Consolidated Balance Sheet                            F-3 to F-4
Consolidated Statements of Operations                 F-5
Consolidated Statements of Stockholders Equity        F-6
Consolidated Statements of Cash Flows                 F-7

Summary of Significant Accounting Policies            F-8 to F-9
Notes to Consolidated Financial Statements            F-10 to F-25

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The table below sets forth the name, age and certain information as to the Directors and executive officers of the Company.

NAME                    AGE         POSITION                BECAME A DIRECTOR
----                    ---         --------                -----------------
John K. Kenney          53          President, Chief             1995
                                    Executive Officer &
                                    Chairman of the Board
                                    of Directors

Alfred H. Paul          47          Chief Financial Officer,      N/A
                                    Chief Accounting Officer &

                                    Secretary Treasurer

David Love              62          Director                     1996

Mandel Sherman          58          Director                     1996

John K. Kenney has been President, Chief Executive Officer and a Director since November 1995. He has been Chairman of the Board of directors since July, 1996. Mr. Kenney has over twenty years experience in the automotive parts industry and came to the Company from ITM Automotive Parts, Inc. ("ITM"), where he served as Vice President of Sales from 1989 to 1991 and President and Chief Operating Officer from 1991 to 1995. Prior to ITM, Mr. Kenney held executive positions at DNE Corporation, Valley Industries, Worldparts Corporation and Maremont Corporation. Mr. Kenney has served on the Board of Directors of the Auto Internationale Association.

Alfred H. Paul has been Chief Financial Officer, Chief Accounting Officer and Secretary since July 1996. Mr. Paul's background includes financial management experience in manufacturing, construction and fabrication with CSR/Gypsum Dealers Manufacturing (1993- 1996) and Zurn Industries (1989-1993). Previously, Mr. Paul had been Director of Finance in the aerospace industry with the Dee Howard Company (1987-1989) and Controller with Far West Products (1982-1987), a manufacturer and builder of restaurant equipment and facilities.

Mr. David Love has been a Director since July, 1996. Over the past five plus years, Mr. Love has been a practicing independent Certified Public Accountant and Attorney in the greater Boston area. In addition, Mr. Love is a practicing arbitrator and mediator. Mr. Love is currently the Chief Financial Officer of Quality Microwave, Inc., a private corporation located in Wilmington, MA.

Mr. Mandel Sherman has been a Director since July, 1996. Mr. Sherman has also been actively involved with the Company through Baroque Investments, Inc., a consulting firm engaged by the Company for a three year period in December 1995. Since 1983, Mr. Sherman has served as an investor and manager in a variety of privately-held real estate ventures and more recently, investment firms and companies, including without limitation First Providence Financial Association Inc., a member of NASD. He presently serves as President and principal stockholder of Miss Sloan Capital Ltd., an investment company and general partner of Elm Grove Associates II, L.P., which partnership is a principal stockholder of the Company. Previously, Mr. Sherman served as an executive officer in both public and private companies engaged in the precious metals industry.

ITEM 10.  EXECUTIVE COMPENSATION

OFFICERS SALARIES

The following table sets forth the compensation of the Company's Chief Executive Officer and any executive officer of the Company, other than the Chief Executive Officer, whose aggregate compensation exceeded $100,000 for the years ended December 31, 1996, 1995, and 1994:


                          SUMMARY COMPENSATION TABLE

Name/        Year   Salary      Bonus   Other         Restricted  Securities    LTIP      All
Position                                Annual        Stock       Underlying    Payouts   other
                                        Compensation  Awards      Options/SARs            Compensation

John K.      1996   $110,000    N/A     $18,000       none           none         none      none
Kenney,
President &
CEO/Chairman
of the Board

             1995   $22,856(1)  none    none          none           none         none      none
Alfred H.    1996   62,000      none    $4,200        none           none         none      none
Paul,
Chief Financial
Officer/ Chief
Accounting
Officer

Ron          1995   136,000(3)  none    $25,000       none           none(4)                $90,621(5)
Tygar (2)    1994   $296,000    none    $30,000       none           none         none      none

Bernie       1995   $99,626(7)  none    $27,500       none           N/A(8)       none      none
Bard (6)     1994   $53,333     none    $20,000       none           none         none      none


Neil         1995   $18,461(10) none    none          none           none         none      none
Tygar (9)    1994   $118,616    none    none          none           none         none      none



----------

(1) Based on 2.5 months employment at approximately $9,100 per month. Mr. Kenney was employed by the Company effective mid-October, 1995.

(2) Former President, Chief Executive Officer and Chairman of the Board of Directors, terminated as of October 1995.

(3) Based on 10 months employment durring 1995 at approximately $13,600 per month.

(4) Alleged claim of options for an aggregate of 206,044 shares of the Company's common stock was revoked by Mr. Tygar and Mr. Tygar further agreed to release the Company from any such claim. Current management of the Company believes that such options were not properly authorized and therefore are not valid.

(5)   Forgiveness of debt.

(6)   Former Chief Financial Officer, terminated as of November
      1995.

(7) Based on 11 months employment during 1995 at approximately $9,000 per month.

(8) Mr. Bard claims that options for an aggregate of 137,363 shares of the common stock of the Company were granted to him in 1995. Current management of the Company believes that any such options were not properly authorized and therefore not valid.

(9)   Former Vice President of Operations, terminated as of
      February 1995.

(10)  Based on 2 months employment during 1995 at approximately
      $9,200 per month.

DIRECTOR FEES AND OTHER REMUNERATION

Each director is entitled to receive compensation in the amount of $3,000 per month for services as a member of the Board of Directors. Only two of the three directors elected to collect compensation in the year ended 1996. The third director did not waive his right to such compensation and the Company has not accrued for such compensation.

STOCK PLANS

At December 31, 1996, the Company had two stock option plans. On March 13, 1992, the Company's Board of Directors and shareholders approved the Company's Employee Stock Option Plan (the "ESO Plan"). Under the ESO Plan, in the discretion of the Compensation Committee of the Board of Directors, options may be granted to key employees (including officers) of the Company and its subsidiaries for the purchase of shares of the Company's common stock. Options granted may be (a) incentive stock options within the meaning of the U.S. Internal Revenue Code Section 42 (b) or (b) non-qualified options. The ESO Plan does not limit the number of options which may be granted to an employee or the number of shares which may be subject to any option, except that (y) the aggregate fair market value (as determined at the time the option is granted) of the Company's common stock with respect to which incentive stock options are exercisable for the first time by any employee during any calendar year may not exceed $100,000, and (z) no incentive stock options or non-qualified stock options may be granted to any employee who owns (at the time the option is granted) stock possessing more than 10% of the total combined voting power of all classes of stock of his employer corporation or any of its parent corporations or subsidiary corporations. If any option expires, terminates or is canceled for any reason without having been exercised in full, the shares which were reserved for issuance upon its exercise again become available for the purposes of the ESO Plan.

Each option under the ESO Plan is granted pursuant to an agreement with the optionee. Required terms of the option agreement are (a) the option price may not be less than 100% of the fair market value of the Company's common stock at the time the option is granted; (b) an incentive option may not be exercised more than 10 years from the date granted; (c) a non- qualified option may not be exercised more than 11 years from the date granted; (d) an option may not be transferred by an optionee otherwise than by will or in accordance with the laws of decent and distribution, and may be exercised, during his lifetime, only by the optionee; (e) each option may be exercised, commencing one year from the date granted, in cumulative annual portions of 25% of the total number of shares subject to such option; (f) an option may be exercised within three months after the date of the optionee's termination of employment (or within 12 months after the termination date in the event termination of employment was on account of death or disability), but only to the extent the option is otherwise exercisable on that date; and (g) the exercise price of any option may be paid, at the optionee's election, either in cash or by his exchange of shares of the Company's common stock previously held by optionee at their fair market value. The incentive options are subject to anti - dilution protection.

The Company is authorized to issue up to 60,000 options under the ESO Plan. During the period of June 12, 1992, through September 30, 1994 all of the options were granted to various employees of the Company at prices ranging from $3.75 to $17.1875. All of the options become exercisable at various dates and expire at the end of not more than 10 years from the date of the grant. The ESO Plan terminated in March 2000.

NON-QUALIFIED OPTIONS

Under the Company's 1995 Stock Option Plan, the Company is authorized to issue up to 750,000 shares of the Company's common stock. On June 2, 1995, the Company issued an aggregate of 578,622 non-qualified options to certain current and former officers, employees and consultants of the Company. The options are exercisable at $3.00 per share and are vested upon execution of each individual stock option agreement. The option can be exercised at any time within the ten year term of the option agreement. The option agreements contain adjustment provisions which provide the optionee with anti-dilution protection from certain equity transactions which may effect the value of the Company's common stock.

The above stock option plan, recorded as previously adopted in 1995, was adopted under circumstances that present management of the Company does not believe resulted in validly issued options. Although reportedly issued, a principal recipient of such options has surrendered such options. None of the stockholders of the balance of such options have exercised them and, if such action were attempted, the Company's position is, and would be, that such options are not validly issued.

MISCELLANEOUS

Certain options and warrants have also been issued to various parties. See "Certain Relationships and Related Transactions

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth known beneficial ownership of common stock of the Company as of March 14, 1997 by each person owning 5% or more of the common stock of the Company, each Director, each executive officer of the Company named herein and by all Directors and executive officers as a group. (Unless otherwise indicated, the beneficial owners exercise sole voting and/or investment power over their shares.)

          Name                   Title         Number of Shares      Percent of
          ----                   -----         ----------------      ----------
                                                                      Class(1)
                                                                      --------

Elm Grove Associates, II, L.P.     N/A                 750,000(1)        8.6%
210 Dartmouth
Pawtucket, RI  02860

John Kenney                President, Chief                  0            0
c/o RT Industries, Inc.    Executive
1875 E. Lake Mary Blvd.    Officer and
Sanford, Florida 32773     Chairman of the
                           Board

Alfred Paul                Chief Financial                   0            0
c/o RT Industries, Inc.    Officer, Chief
1875 E. Lake Mary Blvd.    Accounting
Sanford, Florida 32773     Officer and
                           Secretary

Mandel Sherman             Director                          0            0
c/o RT Industries, Inc.
1875 E. Lake Mary Blvd.
Sanford, Florida 32773

David Love                 Director                          0            0
c/o RT Industries, Inc.
1875 E. Lake Mary Blvd.
Sanford, Florida 32773

All directors and                                   750,000(1)          8.6%
officers as a group


(1) Includes 750,000 shares purchased from Ron Tygar (former President, CEO and Chairman of the Board) pursuant to that Agreement, as amended, dated October 20, 1995. Does not include warrants held by Elm Grove Associates II, L.P. currently exercisable to purchase up to 1,180,000 shares of the Company's common stock, at the exercise price of $2.28.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases its current manufacturing facility pursuant to a Lease and Option Agreement dated April 28, 1989 (the "Lease") with FRNT Realty Co. Ltd., a Florida Limited Partnership. Ronald Tygar (the former President, Chief Executive Officer and Chairman of the Board) is the President and principal stockholder of NFR, Inc., the General Partner of FRNT Realty Co. Ltd. Under the terms of the Lease and a Lease Extension Agreement, the Lease expires on March 31, 1998 and provides for a base rent of $108,000 per annum (payable in twelve (12) monthly installments of $9,000 each) through March 31, 1995 and thereafter, $114,000 per annum (payable in monthly installments of $9,500) through the date of expiration. As amended by the Settlement Agreement entered into during February 1997 (described below in the penultimate paragraph of this Item 12), the Company has the absolute irrevocable option to purchase the facility at a price equal to the outstanding mortgage balance at the time of exercising the option by the assumption or payment of such mortgage. Management believes the Lease is for rental higher than fair market value.

As of December 31, 1996, the Company was indebted in the principal amount of $100,000, plus interest at a rate of 12% per annum, to Elm Grove Associates II, L.P. ("Elm Grove"), a principal stockholder of the Company, for a loan made by Elm Grove to the Company in 1996. Mandel Sherman, a director of the Company, is the President and principal stockholder of Miss Sloan Capital, Inc., the general partner of Elm Grove. The principal and interest of the debt, as evidenced by a promissory note, was repaid in March, 1997.

In connection with the making of the loan from Elm Grove described in the preceeding paragraph and an additional loan in the amount of $490,000 repaid during 1996, the Company granted Elm Grove warrants to purchase an aggregate of 1,180,000 shares of the Company's common stock at an exercise price of $2.28 per share, subject to anti-dilution protection. The Company may redeem such warrants at a redemption price of $0.05 per warrant. The Company also entered into a Registration Rights Agreement providing Elm Grove with piggyback and demand registration rights, commencing as of February 1, 1996. The Company anticipates registering such shares of Common Stock pursuant to such registration rights within the first half of the 1997 calendar year.

In October, 1995, the Company entered into a Consulting Agreement (since amended) with RT Consulting, Inc., which agreement provided for periodic payments to the consultant. Ron Tygar (the former President, Chief Executive Officer and Chairman of the Board) is the principal owner and officer of RT Consulting, Inc. In January 1997, the Company terminated the Agreement pursuant to a Settlement Agreement among RT Consulting, Inc., Ron Tygar, and others, whereby the remaining consulting fee obligations under the Consulting Agreement were terminated by RT Consulting, Inc. and the Company released from the obligations to pay such fees. For and in consideration of the Settlement Agreement, the Company issued 75,678 shares of its common stock (having a fair market value of $387,850) to RT Consulting, Inc., Mr. Tygar and others. (See the discussion of the Settlement Agreement in the penultimate paragraph of this Item 12.) RT Consulting, Inc. (and Mr. Tygar) have agreed not to compete with the Company for a period of eight (8) years.

Under the Consulting Agreement, the Company also granted the RT Consulting, Inc. a five year option to purchase 100,000 shares of the Company's common stock for a purchase price of $5.00 per share. Such option remains in effect. Subject to certain conditions, the Company agreed in the Settlement Agreement to include such shares in any public registration of common stock by the Company. The Company anticipates registering such shares of Common Stock pursuant to such registration rights within the first half of the 1997 calendar year.

In December 1995, the Company retained the services of Baroque Investments, Inc. for three calendar years commencing January, 1996, to provide various consulting service for the Company, including but not limited to (i) developing capital sources for the Company, (ii) searching for possible business acquisitions, and
(iii) providing management advice to the Company as requested by the Company's President. Mr. Mandel Sherman, a director of the Company, is a principal of Baroque Investments, Inc. Compensation to the consultant is $5,000 per month.

Mr. Richard Rossi, who served as a director of the Company until July 11, 1996, is the principal officer of the law firm of Rossi & Associates, Attorneys, P.A., which firm furnished legal services to the Company during part of 1996. Mr. Rossi is also the President of International Escrow Agents, Inc. which supplied escrow services to the Company in 1996.

As part of the Company's overall restructuring program, the Company entered into a Settlement Agreement during the final quarter of 1996 with Ron Tygar (the former President and Chief Executive Officer of the Company) and other entities owned or controlled by Mr. Tygar (which agreement was executed in January 1997). In addition to the matters discussed above as effected by the Settlement Agreement, the Settlement Agreement also provided for: (i) the release of the Company from any obligation with respect to stock options claimed by Mr. Tygar to have been granted to him in 1995; and (ii) the registering of 100,000 shares of common stock in a public offering by the Company.

[Based upon the management's inquiries, made at the time of the foregoing transactions, the Company believes that such transactions were on terms no less favorable than the terms reasonably available to the Company from unaffiliated parties. Future transactions between the Company and its officers and directors and their respective affiliates will be on terms and conditions no less favorable to the Company than could be obtained from unaffiliated third parties based on similar transactions and will be approved by a majority of the independent and disinterested members of the Board of Directors of the Company.]

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

      (a)   Financial Statements

            See list of Financial Statements on F-1.

      (b)   Reports on Form 8-K

            The Company filed reports with the Securities and Exchange Commission on Forms 8-K on each of December 20, 1996 and December 30, 1996 in connection with the issuance of convertible debentures pursuant to Regulation S promulgated by the Commission under the Securities Acto of 1933.

      (c)   Exhibits

3.1   Certificate of Incorporation of the Company(1)

3.2   By-laws of the Company(1)

10.1 Settlement Agreement dated January 30, 1997 among the Company, RT Consulting Inc., FRNT Realty Co., Ltd. and Ronald Tygar.

21    Subsidiaries of the Registrant

27    Financial Data Schedule

----------

   (1) Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from, the Company's Annual Report on Form 10-KSB for the years ended May 31, 1995, May 31, 1994, May 31, 1993, May 31, 1992 or May 31, 1991.

   The Company will provide, without charge, a copy of these exhibits to each stockholder of the Company upon the written request of any stockholder therefor. All such requests should be directed to RT Industries, Inc., 1875 E. Lake Mary Boulevard, Sanford, FL 32773, Attn: President.

                               RT Industries, Inc.






















                                               Consolidated Financial Statements
                                                         As of December 31, 1996
                              and For the Years Ended December 31, 1996 and 1995

                                                             RT Industries, Inc.

                                                                        Contents

--------------------------------------------------------------------------------








Report of Independent Certified Public Accountants                           F-2

Financial statements
      Consolidated balance sheet                                       F-3 - F-4
      Consolidated statements of operations                                  F-5
      Consolidated  statements  of  stockholders'  equity                    F-6
      Consolidated statements of cash flows                                  F-7
      Summary of  significant  accounting  policies                    F-8 - F-9
      Notes to financial statements                                  F-10 - F-25

Report of Independent Certified Public Accountants



To the Board of Directors and Stockholders
RT Industries, Inc.



We have audited the accompanying consolidated balance sheet of RT Industries, Inc. and Subsidiaries as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RT Industries, Inc. and Subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Notes 5 and 11 to the financial statements, the Company has experienced significant operating losses, has an accumulated deficit and has been in continuous default on a note payable to its primary lender throughout the two-year period ended and as of December 31, 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                   Certified Public Accountants

Orlando, Florida
March 7, 1997

                                                             RT Industries, Inc.

                                                      Consolidated Balance Sheet

================================================================================


December 31,                                                               1996
================================================================================

Assets (Note 5)

Current:
  Cash                                                                $  956,548
  Trade receivables, net of allowances for
    doubtful accounts of $459,897                                        582,381
  Inventories (Note 2)                                                 3,371,647
  Prepaid expenses                                                       368,620
-------------------------------------------------------------------------------

         Total current assets                                          5,279,196
-------------------------------------------------------------------------------

Property and equipment, net (Notes 4 and 5)                            3,161,293
-------------------------------------------------------------------------------

Other assets:
  Deferred loan costs, net of accumulated
    amortization of $237,142                                             242,458
  Other                                                                   29,432
-------------------------------------------------------------------------------

         Total other assets                                              271,890
-------------------------------------------------------------------------------


                                                                      $8,712,379
================================================================================



          See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                                             RT Industries, Inc.

                                                      Consolidated Balance Sheet

================================================================================


December 31,                                                               1996
================================================================================


Liabilities and Stockholders' Equity

Current liabilities:
  Note payable to bank (Note 5)                                    $    758,486
  Accounts payable - trade                                              384,317
  Accrued liabilities                                                   226,460
  Current maturities of long-term debt (Note 7)                         436,511
-------------------------------------------------------------------------------

         Total current liabilities                                    1,805,774

  Accounts payable to shareholder (Note 8)                              387,850
  Convertible notes payable (Note 6)                                  1,800,000
  Long-term debt, less current maturities (Note 7)                      298,874
-------------------------------------------------------------------------------

         Total liabilities                                            4,292,498
-------------------------------------------------------------------------------



Commitments and contingencies (Notes 3, 5, 8 and 11)                       --


Stockholders' equity (Note 10):
  Common stock, $.001 par value, shares authorized 30,000,000,
    issued and outstanding 8,322,771                                      8,323
  Additional paid-in capital                                         15,592,938
  Accumulated deficit                                               (11,181,380)
-------------------------------------------------------------------------------

         Total stockholders' equity                                   4,419,881
-------------------------------------------------------------------------------

                                                                   $  8,712,379
================================================================================



          See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                                             RT Industries, Inc.

                                           Consolidated Statements of Operations

================================================================================

Year ended December 31,                            1996                  1995
================================================================================

Net sales                                            $ 3,912,237    $ 8,369,067
--------------------------------------------------------------------------------
Cost of sales                                          5,335,027      9,025,924
--------------------------------------------------------------------------------
         Gross loss                                   (1,422,790)      (656,857)
--------------------------------------------------------------------------------

Operating expenses:
  Selling and delivery                                   574,939        909,669
  General and administrative                           1,725,351      3,220,897
  Bad debt expense                                       394,206        720,442
--------------------------------------------------------------------------------
Total operating expenses                               2,694,496      4,851,008
--------------------------------------------------------------------------------
         Operating loss                               (4,117,286)    (5,507,865)
--------------------------------------------------------------------------------
Other income (expense):
  Interest expense                                    (2,027,746)      (460,832)
  Other income                                            26,862           --
--------------------------------------------------------------------------------
                                                      (2,000,884)      (460,832)
--------------------------------------------------------------------------------
Net loss before income tax benefit
  and extraordinary gain                              (6,118,170)    (5,968,697)
  Income tax benefit                                        --          772,999
--------------------------------------------------------------------------------
Net loss before extraordinary gain                    (6,118,170)    (5,195,698)
  Extraordinary gain from forgiveness of debt,
    net of income taxes of $523,000 (Note 1)                --        1,016,056
--------------------------------------------------------------------------------
Net loss                                             $(6,118,170)   $(4,179,642)
================================================================================

Loss per common share:
  Before extraordinary gain                          $     (0.90)   $     (1.81)
  Extraordinary gain                                        --              .35
--------------------------------------------------------------------------------
         Net loss                                    $     (0.90)   $     (1.46)
================================================================================

Weighted average common shares outstanding             6,771,801      2,864,101
================================================================================



          See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                                             RT Industries, Inc.

                                 Consolidated Statements of Stockholders' Equity

================================================================================

                                                                           Common Stock
                                                                    -------------------------        Additional
                                                                                          Par           Paid-in         Accumulated
                                                                    Shares              Value            Capital            Deficit
===================================================================================================================================
Balance, December 31, 1994                                       1,241,143       $      1,241       $  4,390,342       $   (883,568)

Reclassification of liabilities for
  stock options issued as compensation                                --                 --              122,650               --

Issuance of common stock as payment
  of consulting fees (Note 10)                                     527,000                527            526,473               --

Issuance of common stock as payment
  of notes payable (Note 10)                                     1,250,000              1,250          1,225,908               --

Sale of common stock, net of
  offering costs of $128,675                                     2,063,000              2,063          2,281,763               --

Net loss                                                              --                 --                 --           (4,179,642)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                                       5,081,143              5,081          8,547,136         (5,063,210)

Sale of common stock through private
  placements, net of offering costs
  of $231,258 (Note 10)                                          2,496,000              2,496          2,861,247               --

Issuance of common stock as payment
  of consulting fees (Note 10)                                      85,000                 85            321,817               --

Conversion of convertible notes payable
  into common stock (Note 10)                                      660,628                661          2,318,555               --

Issuance of warrants as payment of
  loan costs (Note 7)                                                 --                 --              329,600               --

Discount on conversion price of
  convertible debentures (Note 6)                                     --                 --            1,214,583               --

Net loss                                                              --                 --                 --           (6,118,170)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                                       8,322,771       $      8,323       $ 15,592,938       $(11,181,380)
===================================================================================================================================



          See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                                             RT Industries, Inc.

                                           Consolidated Statements of Cash Flows

================================================================================

Year ended December 31,                                                         1996           1995
====================================================================================================
Reconciliation of net loss to net cash used in operating activities:
  Net loss                                                               $(6,118,170)   $(4,179,642)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                          867,907        626,302
      Deferred income taxes                                                     --         (287,000)
      Provision for losses on trade receivables                              394,206        720,442
      Convertible debenture accrued interest converted to common stock        44,216           --
      Issuance of common stock as payment of consulting services             207,830        527,000
      Issuance of a note payable as payment of consulting services              --          477,158
      Loss on forgiveness of stockholder note receivable                        --           90,621
      Discount on conversion price of convertible debentures               1,214,583           --
      Write-off of deferred loan costs                                       253,750           --
      (Increase) decrease in:
        Trade receivables                                                    (73,572)     1,130,135
        Inventories                                                          450,180      1,663,681
        Prepaid expenses                                                      65,942        213,831
      Increase (decrease) in:
        Accounts payable                                                    (595,262)    (1,976,041)
        Accrued liabilities                                                 (224,687)       590,156
        Account payable to stockholder                                       163,850        224,000
----------------------------------------------------------------------------------------------------
Net cash used in operating activities                                     (3,349,227)      (179,357)
----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from sale of fixed assets held for sale                              --           18,038
  Purchase of property and equipment                                         (85,138)       (65,677)
  Increase in other assets                                                    59,074        142,573
----------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                          (26,064)        94,934
----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net payments under note payable to bank                                 (1,683,256)    (1,949,235)
  Payments received from stockholder note receivable                            --           49,629
  Proceeds from issuance of convertible notes payable                      3,775,000           --
  Proceeds from issuance of long-term debt                                   340,000           --
  Payments made under long-term debt                                        (681,315)      (365,217)
  Sale of common stock                                                     2,863,743      2,283,826
  Deferred loan costs                                                       (403,750)          --
----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                  4,210,422         19,003
----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                              835,131        (65,420)

Cash, beginning of year                                                      121,417        186,837
----------------------------------------------------------------------------------------------------

Cash, end of year                                                        $   956,548    $   121,417
====================================================================================================


          See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                                             RT Industries, Inc.

                                      Summary of Significant Accounting Policies

================================================================================

Principles of
Consolidation

The consolidated financial statements include the accounts of RT Industries, Inc. and its wholly-owned subsidiaries, Ultra Brake Corporation ("Ultra Brake"), Ultratech of South Florida, Inc. ("Ultratech"), Roinco Worldwide, Inc. ("Roinco") and RT Friction, Inc. ("RT Friction"), collectively referred to as the Company. All material intercompany accounts and transactions have been eliminated.

Inventories

Inventories are valued at the lower of cost (average cost method) or market.

Property,
Equipment and
Depreciation

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by the straight-line method for financial reporting and by accelerated methods for income tax purposes.

Amortization

Deferred loan costs are amortized over the contractual terms of the related loans.

Revenue
Recognition

Sales are recognized upon shipment of products to customers.

Net Loss
Per Share

Net loss per share is computed using the weighted average number of shares outstanding during each period. Common stock equivalents have not been included since the effect would be antidilutive.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carryforwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

                                                             RT Industries, Inc.

                                      Summary of Significant Accounting Policies

================================================================================

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates.

Financial
Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1996.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

                                                             RT Industries, Inc.

                                      Notes to Consolidated Financial Statements

================================================================================

1.    Organization
      and
      Restructuring

RT Industries, Inc. was incorporated in Delaware in 1992 for the purpose of manufacturing, assembling and distributing automotive brake linings and pads and distributing after-market automotive ignition wires through its wholly owned subsidiaries, Ultra Brake, Ultratech, Roinco and RT Friction. The Company's products are sold to automotive distributors, mass merchandisers and chain stores located throughout the United States and internationally.

Through July 1994, the Company maintained manufacturing and distribution locations in Missouri, Tennessee, Florida and New York. During the third quarter of 1994, the Company ceased its operations in Missouri and Tennessee in order to consolidate its operations into its Florida and New York facilities (see Notes 3 and 11). The Company closed its New York facility during the third quarter of 1996, thereby consolidating all manufacturing and distribution operations into the Florida facility.

In January 1995, the Company initiated a debt restructuring by entering into a Composition of Creditors Agreement (the "Agreement") with a majority of its unsecured trade creditors. Under the Agreement, creditors representing approximately $2,500,000 of Company debt elected to accept as full payment of their outstanding balances an amount equal to $.35 for every dollar outstanding. A group of creditors holding approximately $336,000 of Company debt elected to accept payment of their outstanding balances over a five-year period. In order to fund the initial payment and as part of the Agreement, the Company borrowed $750,000 from the then-President and principal shareholder of the Company through the issuance of a note payable (see Note 10) and obtained a commitment for a $200,000 credit line from a bank (see Note 5). In connection with the Agreement, the Company recorded an extraordinary gain from forgiveness of debt, net of related expenses, of $1,539,056 during the year ended December 31, 1995.

                                                             RT Industries, Inc.

                                      Notes to Consolidated Financial Statements

================================================================================

2.    Inventories

Inventories are summarized as follows:


================================================================================
Raw materials                                                         $  662,504
Work-in-process                                                          154,273
Finished goods                                                         2,554,870
--------------------------------------------------------------------------------
                                                                      $3,371,647
================================================================================


All inventory is pledged as collateral (see Note 5).


3.    Fixed Assets
      Held for Sale

In September 1994, the Company closed its plant in Tennessee and abandoned the building and certain equipment located at the facility. The land, building and equipment of the Tennessee facility were constructed and purchased by the Company with financing provided by the State of Tennessee Department of Economic Development and the City of Brownsville. In connection with its withdrawal from the facility, the Company entered into an agreement with the City of Brownsville whereby the City would use its best efforts to locate a buyer for the facility and the related equipment. The net book value of the Tennessee facility land, building and equipment of $771,962 was recorded as assets held for sale on the Company's balance sheet. The City of Brownsville and the Tennessee Department of Economic Development agreed to accept payments of interest only under the outstanding mortgage note related to the building and land (see Note 7) until the facility was sold. During October 1996, the assets held for sale were sold to a third party. In exchange for the assets, the Tennessee Department of Economic Development agreed to assume the Company's liability under the related mortgage note. The difference between the recorded amount of the assets held for sale and the outstanding mortgage note obligation was materially offset by a reserve recorded in 1995, resulting in no significant gain or loss being recorded for the year ended December 31, 1996.

                                                             RT Industries, Inc.

                                      Notes to Consolidated Financial Statements

================================================================================

4.    Property and
      Equipment

Property and equipment are summarized as follows:

                               Useful Lives
================================================================================
Leasehold improvements          10 years                      $      237,641
Machinery and equipment         5-15 years                         5,854,151
Furniture and fixtures          3-10 years                           297,506
--------------------------------------------------------------------------------

                                                                   6,389,298
Less accumulated depreciation                                     (3,228,005)
--------------------------------------------------------------------------------

                                                              $    3,161,293
================================================================================

All property and equipment is pledged as collateral (see Notes 5 and 7).

5.    Note Payable
      to Bank

Note payable to bank consists of borrowings under a $7,500,000 line of credit which is collateralized by substantially all of the Company's business assets. Borrowings under the line of credit, which expires April 1997, are limited to a combination of i) 80% of eligible accounts receivable net of allowances for bad debt, ii) the lesser of 50% of the value of finished goods inventory plus 30% of raw materials inventory or $3,500,000 minus 70% of the amount of any outstanding letters of credit. Interest at 1.5% over prime (9.75% at December 31, 1996) is due monthly. A temporary overadvance of $200,000 under the line of credit was issued by the bank in connection with the Company's funding of the Composition of Creditors Agreement (see Note 1). The Company repaid the overadvance prior to December 31, 1995. In addition, the loan agreement requires the Company to maintain a specific working capital level. The Company failed to meet the required working capital level during the year ended December 31, 1995 resulting in a default under the note. The 1995 default is continued throughout the two-year period ended and as of December 31, 1996. The bank is aware of the default but continues to fund the line of credit. The bank has not formally waived the default and, as such, can cease funding the line of credit and demand payment in full of the outstanding balance at any time. In February 1997, the Company was informed that the bank was electing not to renew the line of credit. The Company has substantially reduced the outstanding balance on this loan and is seeking financing arrangements with other asset-based lenders (see Note 11).

                                                             RT Industries, Inc.

                                      Notes to Consolidated Financial Statements

================================================================================

6.    Convertible
      Notes Payable

Convertible notes payable consist of the following:

=============================================================================================
Two unsecured convertible notes payable with interest at
      8% due monthly and principal due at the demand of the
      holder. These notes were converted into 300,000 shares
      of Company common stock subsequent to December 31,
      1996                                                                         $  300,000

Two unsecured cumulative  convertible debentures payable with interest at 10%
      Principal  and accrued  interest  were  converted  into 383,100  shares of
      Company common stock
      subsequent to December 31, 1996                                               1,500,000
---------------------------------------------------------------------------------------------

Total convertible notes payable                                                    $1,800,000
=============================================================================================


During 1996, the Company issued a total of $3,775,000 of convertible debentures payable. Upon the issuance of the convertible debentures, the holders had the right to convert the debentures into Company common stock at the lesser of 75% to 80% of the market value of the Company's common stock on the date of conversion or 110% of the average market value of the Company's common stock for five days prior to issuance of the convertible debt. Accordingly, $1,214,583 of interest expense has been recorded for the year ended December 31, 1996 for the difference between the conversion prices of the convertible debentures and the fair market value of the Company's common stock at the time of issuance.

                                                             RT Industries, Inc.

                                      Notes to Consolidated Financial Statements

================================================================================

7.    Long-Term
      Debt

Long-term debt consists of the following:

===========================================================================================
Note payable to bank, bearing interest at 9%, principal and interest of $11,107 due monthly through June 1998, collateralized by certain
      Company equipment                                                            $186,753


Note payable, bearing interest at 7.25%, principal and interest of $170,739 and
      $82,455 due in 1997 and 1998, respectively, collateralized by certain
      Company equipment                                                             253,194


Unsecured note payable, bearing interest at 12%, principal and accrued
      interest due March 1997                                                       100,000


Note payable,  bearing interest at prime minus 5% (3.25% at December 31, 1996), floored at 2.5% and capped at 6%,  principal  and  interest  of $2,616 due
      monthly through March 2003,  collateralized by certain Company  equipment     176,670

Three notes payable due currently, collateralized by certain equipment               18,768
-------------------------------------------------------------------------------------------
                                                                                    735,385
Less current maturities                                                             436,511
-------------------------------------------------------------------------------------------

Total long-term debt                                                               $298,874
===========================================================================================

During 1996, the Company issued 1,180,000 warrants for the purchase of the Company's common stock with an exercise price of $2.28 per share to a company owned by a director of the Company as payment of deferred loan costs upon the issuance of certain promissory notes. The fair market value of the warrants at the date of issuance of $329,600 was recorded as deferred loan costs.

At December 31, 1995, the Company was obligated under a $713,392 mortgage note payable related to its closed Tennessee facility. In October 1996, the obligation was assumed by the State of Tennessee Department of Economic Development in exchange for the sale of the Tennessee facility (see Note 3).

                                                             RT Industries, Inc.

                                      Notes to Consolidated Financial Statements

================================================================================

The aggregate amount of long-term debt maturing in future years is as follows as of December 31, 1996:

================================================================================
1997                                                                    $436,511
1998                                                                     173,718
1999                                                                      27,241
2000                                                                      28,279
Thereafter                                                                69,636
--------------------------------------------------------------------------------
                                                                        $735,385
================================================================================


8.    Commitments,
      Contingencies
      and Related
      Party
      Transactions

Leases

The Company conducts its operations from a leased facility in Florida. The facility is leased from a company controlled by the Company's former president and current stockholder. The Company also leases certain equipment. These leases are classified as operating leases and expire on various dates from 1997 through 1999.

As of December 31, 1996, future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

================================================================================

1997                                                                    $190,270
1998                                                                     114,270
1999                                                                      63,558
--------------------------------------------------------------------------------

Total net minimum lease payments                                        $368,098
================================================================================


Rental expense under all operating leases amounted to approximately $307,000 and $386,000 for the years ended December 31, 1996 and 1995, respectively. The rental expense includes amounts for the stockholder lease of approximately $114,000 and $112,000 for the years ended December 31, 1996 and 1995, respectively.

In July 1994, the Company closed its Missouri manufacturing facility. The facility's land and building were originally financed by the Company through

                                                             RT Industries, Inc.

                                      Notes to Consolidated Financial Statements

================================================================================

a long-term lease agreement that provided for payments of $2,269 per month through November 2012. The facility has been leased to an unrelated third party under a month-to-month lease with monthly lease payments of $2,269. However, if this tenant fails to make payments under this lease for any reason, the Company will be obligated to make up any shortfall during the remaining term of the lease. The Company has a similar sublease arrangement on office space in Boca Raton, Florida, under a lease with annual lease payments totaling approximately $30,000. The lease expires in 1999.

Consulting Agreement

In October 1995, the Company entered into an eight-year consulting agreement with a company controlled by the Company's former president and current stockholder. The agreement stipulated payment for services of $100,000 per year for the first two years and $50,000 for each of the next six years. In addition, 100,000 nonplan stock options to purchase Company common stock for $5 per share through October 2000 were issued under the agreement. Subsequent to December 31, 1995, the consulting agreement was amended. Under the amendment, the Company agreed to pay total compensation of $224,000 at a rate of $4,000 and $3,000 per month during the years ending December 31, 1996 and 1997, respectively, and $2,000 per month thereafter until the balance is paid in full. The Company determined that no future services were to be rendered under the agreement and recorded consulting expense of $224,000 during the year ended December 31, 1995 for the cost of the amended agreement. During 1996, $44,000 was paid. In January 1997, the Company entered into a settlement agreement with the consulting company and other parties owned or controlled by the former president. For and in consideration of 75,678 shares of common stock, the consulting company released the Company from all remaining compensation payments required under the consulting agreement. Additional consulting expense of $207,850 has been accrued at December 31, 1996 representing the difference between the market value of the shares issued and the remaining balance outstanding under the amended consulting agreement at the settlement date, resulting in a total accrual of $387,850 as of December 31, 1996. In addition, the settlement agreement terminated options to purchase 206,044 of the Company's common stock held by the former president that were granted in 1995.

                                                             RT Industries, Inc.

                                      Notes to Consolidated Financial Statements

================================================================================


Forgiveness of Receivable from Stockholder

During 1995, the Company's Board of Directors approved the forgiveness of $90,621 outstanding under a note receivable from the former Company president and current stockholder.

9.    Income
      Taxes

The components of taxes on income are as follows:


Year ended December 31,                              1996                  1995
================================================================================

Deferred:
Federal                                           $    --             $(657,393)
State                                                  --              (115,606)
--------------------------------------------------------------------------------

Income tax benefit                                $    --             $(772,999)
================================================================================

The components of the net deferred tax assets consist of the following:

                                                                           1996
================================================================================

Deferred tax assets:
      Net operating loss carryforwards                              $ 3,849,000
      Bad debts                                                         173,000
      Amortization                                                      151,000
      Inventory overhead                                                143,000
      Consulting agreement settlement                                    78,000
      Consulting fees                                                    68,000
      Inventory obsolescence reserve                                     54,000
      Other                                                              10,000
--------------------------------------------------------------------------------

Gross deferred income tax assets                                      4,526,000
Valuation allowance                                                  (3,777,000)
--------------------------------------------------------------------------------

Total deferred income tax assets                                        749,000
--------------------------------------------------------------------------------

Deferred income tax liabilities:
      Depreciation                                                     (749,000)
--------------------------------------------------------------------------------

Net deferred income tax assets                                      $      --
================================================================================

                                                             RT Industries, Inc.

                                      Notes to Consolidated Financial Statements

================================================================================


The change in the valuation allowance for deferred tax assets was an increase of approximately $1,784,000 during 1996.

The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

Year ended December 31,                                      1996         1995
================================================================================

Federal income taxes at statutory rates                     (34.0%)      (34.0%)

Losses without tax benefits                                  34.0%        21.0%
--------------------------------------------------------------------------------

Income taxes at effective rates                             --           (13.0%)
================================================================================

Unused net operating losses for income tax purposes, expiring in various amounts from 2009 through 2011, of approximately $10,228,000 are available at December 31, 1996 for carryforward against future years' taxable income. Under Section 382 of the Internal Revenue Code, the annual utilization of these losses may be limited due to changes in ownership. The tax benefit of these losses of approximately $3,849,000 has been offset by a valuation allowance due to it being more likely than not that the deferred tax assets will not be realized.


10.   Stockholders'
      Equity

At December 31, 1996, the Company has two stock option plan and has granted nonplan stock options. Current arrangement however disputes the validity of the 1995 Stock Option Plan. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the options. Under APB Opinion 25, if options are granted or extended at exercise prices less than fair market value, compensation expense is recorded for the difference between the grant price and the fair market value.

Under the Company's 1992 Stock Option Plan, the Company may grant options to purchase up to 60,000 shares of the Company's common stock to key employees. Under the Company's 1995 Stock Option Plan, the Company's Board of Directors has reserved 750,000 shares which may be

                                                             RT Industries, Inc.

                                      Notes to Consolidated Financial Statements

================================================================================

granted at the Board of Directors' discretion. The maximum term of the options granted under the option plans is ten years.

Statement of Financial Accounting Standards No. 123 (FAS 123) "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in FAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: no dividend yield, volatility of 60%, risk-free interest rates ranging from 5.7% to 6.7% and expected lives ranging from one to five years.

Under the accounting provisions of FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                     1996                  1995
================================================================================
Net loss
      As reported                           $  (6,118,170)        $  (4,179,642)
      Pro forma                                (6,118,170)           (5,765,542)


Loss per common share
      As reported                           $       (0.90)        $       (1.46)
      Pro forma                                     (0.90)                (2.01)
================================================================================

                                                             RT Industries, Inc.

                                      Notes to Consolidated Financial Statements

================================================================================

Changes in 1992 and 1995 plan options outstanding are summarized as follows:

                                              Weighted-Average Weighted-Average
                                                Exercise Price    Fair Value of
                                         Shares      Per Share  Options Granted
================================================================================
Balance, December 31, 1994               52,740         $13.27           $ --
      Granted - equal to market value   578,622           3.00             2.25
--------------------------------------------------------------------------------
Balance, December 31, 1995              631,362           5.26             --
      Forfeited                        (257,384)          7.33             --
--------------------------------------------------------------------------------
Balance, December 31, 1996              373,978         $ 3.30           $ --
================================================================================

Changes in nonplan options outstanding are summarized as follows:


                                              Weighted-Average Weighted-Average
                                                Exercise Price    Fair Value of
                                         Shares      Per Share  Options Granted
================================================================================
Balance, December 31, 1994               20,000        $5.00             $ --
      Granted - equal to market value   100,000         5.00              2.84
--------------------------------------------------------------------------------
Balance, December 31, 1995 and 1996     120,000        $5.00             $ --
================================================================================

At December 31, 1996, all nonplan options outstanding and a total of 373,201 of the outstanding 1992 and 1995 plan stock options were exercisable with a weighted-average exercise price of $3.13 per share.

The following table summarizes information about fixed stock options at December 31, 1996:


                                       Options Outstanding                                    Options Exercisable
                            -------------------------------------------------------   ------------------------------------
                                      Number    Weighted-Average                                Number
                                 Outstanding           Remaining   Weighted-Average        Exercisable    Weighted-Average
Exercise Prices             at Dec. 31, 1996    Contractual Life     Exercise Price   at Dec. 31, 1996      Exercise Price
--------------------------------------------------------------------------------------------------------------------------

$3.00                             372,578             8.5 years           $  3.00           372,578           $  3.00
$5.00                             120,000             3.3 years              5.00           120,000              5.00
$17.15                              1,400             5.5 years             17.15               623             17.15
                            -------------                                             --------------
                                  493,978                                                   493,201
                            =============                                            ==============


                                                             RT Industries, Inc.

                                      Notes to Consolidated Financial Statements

================================================================================

Stock Warrants

At  December  31,  1996,  the  Company  had  5,994,000   common  stock  warrants
outstanding. Information relating to these warrants is summarized as follows:

                                                    Number of           Exercise
Expiration date                                      Warrants              Price
--------------------------------------------------------------------------------
June 1997                                              22,000             $19.83
March 2001                                          4,792,000               4.20
No expiration date                                  1,180,000               2.28
================================================================================

Private Placements

During 1996, the Company completed a private placement of its securities in the form of units. Each unit sold in the private placement consisted of one share of Company common stock and two redeemable common stock purchase warrants. The common stock purchase warrants enable the holders to purchase one share of the Company's common stock at a price of $4.20. The warrants are redeemable at the option of the Company at a redemption price of $.005 per warrant beginning six months from the private placement closing date. The Company received $2,763,743 of proceeds, net of offering costs of $231,258, for the sale of 2,396,000 units during the year. In addition, the Company sold 100,000 shares of common stock at $1 per share in a separate offering not associated with the private placement described above.

Convertible Debentures

During 1996, the Company issued $3,775,000 of cumulative convertible debentures payable bearing interest at 10%. Debentures with principal balances of $2,275,000 and $44,216 of related accrued interest were converted into 660,628 shares of Company common stock during the year. Deferred loan costs of $253,750 associated with the converted debentures were charged to operations as a loss from early extinguishment of debt and were recorded as interest expense.

                                                             RT Industries, Inc.

                                      Notes to Consolidated Financial Statements

================================================================================


Convertible Notes Payable

During 1995, the Company issued a note payable of $750,000 to the Company's former president and current shareholder in connection with the Company entering into the Composition of Creditors Agreement (see Note 1). The Note payable was converted into 750,000 shares of Company common stock during 1995.

Common Stock Issued as Payment of Consulting Services

During 1995, the Company entered into various consulting service contracts with third parties. Under the contracts, the Company agreed to issue a total of 527,000 shares of common stock as payment for the consulting services rendered. The consultants completed their obligations under the contracts during 1996, and the Company issued the required shares of common stock. In addition, the Company issued a $500,000 note payable to a consultant for services rendered in 1995. The Company paid $22,942 under the note, and the remaining balance was converted into 500,000 shares of the Company's common stock during 1995. Total consulting expense of $1,004,058 was recorded by the Company in 1995 related to these consulting arrangements.

During 1996, the Company issued 85,000 shares of common stock as payment of consulting services. Consulting expense and prepaid consulting fees of $207,830 and $114,072, respectively, were recorded during 1996 related to these stock issuances.

Shares Reserved

At December 31, 1996, the Company has reserved common stock for the following purposes:

--------------------------------------------------------------------------------
Convertible notes payable                                                683,100
Stock option plans                                                       810,000
Nonplan stock options                                                    120,000
Stock warrants                                                         5,994,000
--------------------------------------------------------------------------------
                                                                       7,607,100
================================================================================

                                                             RT Industries, Inc.

                                      Notes to Consolidated Financial Statements

================================================================================


Stock Split

On February 15, 1995, the Company's Board of Directors approved a 1-for-5 reverse stock split with respect to the Company's common stock. The loss per share calculation and all share information contained in these financial statements have been retroactively adjusted to give effect to the reverse stock split.

Authorized Common Stock

During 1996, the stockholders approved an increase in the authorized shares of common stock from 10,000,000 to 30,000,000.

11.   Management's
      Plans

The Company's financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. RT Industries, Inc. has suffered recurring losses from operations. At December 31, 1996, the Company has insufficient working capital to fund current operations through the end of 1997.

The Company has  restructured  its operations  into a single  manufacturing  and product distribution facility in Sanford, Florida. As a result of the consolidated operations, operating expenses have decreased significantly. The Company believes that with consolidation of operations, improvement in the product and product presentation, production and delivery of product in a timely manner and improved order fill rates, it can successfully convey these improvements to the marketplace and therefore attract new customers and substantially improve sales. The Company is also negotiating to replace the existing line of credit and to raise additional working capital through the sale of common stock.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets and classification of liabilities that would result from the inability of the Company to continue as a going concern.

                                                             RT Industries, Inc.

                                      Notes to Consolidated Financial Statements

================================================================================


12.   Supplemental
      Cash Flow
      Information

For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents.

Year ended December 31,                                     1996         1995
--------------------------------------------------------------------------------

Cash paid for interest                                  $  324,772    $  478,832
Cash paid for income taxes                                    --            --

Noncash financing and investing activities:
  Conversion of convertible debentures
   payable into common stock
   (see Note 10)                                         2,275,000          --
  Issuance of common stock warrants as
    deferred loan costs (see Note 7)                       329,600          --
  Sale of Tennessee facility
    (see Notes 3 and 7)                                    771,962          --
  Issuance of common stock for prepaid
     consulting fees (see Note 10)                         114,072          --
  Accrued compensation for stock options
    reclassified to additional paid-in capital                --         122,650
  Notes payable converted into common
   stock (see Note 10)                                        --       1,227,158
================================================================================

                                                             RT Industries, Inc.

                                      Notes to Consolidated Financial Statements

================================================================================


13.   Fourth
      Quarter
      Adjustments

During  the  fourth  quarter  of  1996,  the  Company   recorded  the  following
adjustments:

                                                                          1996
--------------------------------------------------------------------------------

Increase in the allowance for doubtful accounts                       $  396,000
Inventory adjusted to lower of cost or market                            380,000
Interest expense associated with amortization of
  deferred loan costs                                                    237,000
Consulting expense for the issuance of common
  stock for consulting services (see Note 10)                             74,000
Deferred loan costs associated with the conversion of
   debentures recorded as interest expense
   (see Note 10)                                                         253,750
Discount on conversion price of convertible debentures
   (see Note 6)                                                        1,214,583
Accrual of consulting agreement settlement (see Note 8)                  207,850
--------------------------------------------------------------------------------

                                                                      $2,763,183
================================================================================

The accounts receivable write-offs were caused by the ongoing financial difficulties and quality control issues which culminated in many customers either not paying their receivables or seeking significant discounts in the fourth quarter.

The inventory adjustment resulted from excessive production costs in the fourth quarter, resulting in net realizable value problems.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     RT INDUSTRIES, INC.

March 31, 1997                       By: /s/ John K. Kenney
                                        -----------------------------------
                                             John K. Kenney, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

 SIGNATURE                                                              DATED

/s/ John K. Kenney      Director, Chief Executive Officer,        March 31, 1997
-------------------     President, (principal executive officer)
John K. Kenney

/s/ Alfred Paul         Chief Financial Officer,                  March 31, 1997
-------------------     Chief Accounting Officer
Alfred Paul             (principal financial officer)

/s/ Mandel Sherma       Director                                  March 31, 1997
-------------------
Mandel Sherman

/s/ David Love          Director                                  March 31, 1997
-------------------
David Love