Form 10KSB/A
period 1996-12-31
RT INDUSTRIES INC
filed 1997-04-03
CIK 886113

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-KSB/A


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


The aggregate market value of the voting stock held by non-affiliates (shares held in street name are assumed to be non-affiliates) based on the closing sale price, as at December 31, 1996, was approximately $44,788,644.

The number of shares of Common Stock outstanding as at December 31, 1996 was 8,332,771. No annual reports to securities holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) have been incorporated by reference in this report.

PART II

ITEM 7. FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements F-18 to F-23 (Note 10)

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


Under the Company's 1992 Stock Option Plan, the Company may grant options to purchase up to 60,000 shares of the Company's common stock to key employees. Under the Company's 1995 Stock Option Plan, the Company's Board of Directors has reserved 750,000 shares which may be

                                                             RT Industries, Inc.

                                      Notes to Consolidated Financial Statements

================================================================================


granted at the Board of Directors' discretion. The current managemnt, however, disputes the validity of the 1995 Stock Option Plan. The maximum term of the options granted under the option plans is ten years.


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

                                     RT INDUSTRIES, INC.


April 3, 1997                       By: /s/ John K. Kenney
                                        -----------------------------------
                                             John K. Kenney, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

 SIGNATURE                                                              DATED

/s/ John K. Kenney      Director, Chief Executive Officer,        April 3, 1997
-------------------     President, (principal executive officer)
John K. Kenney

/s/ Alfred Paul         Chief Financial Officer,                  April 3, 1997
-------------------     Chief Accounting Officer
Alfred Paul             (principal financial officer)

/s/ Mandel Sherma       Director                                  April 3, 1997
-------------------
Mandel Sherman

/s/ David Love          Director                                  April 3, 1997
-------------------
David Love