Form 10QSB
period 1997-03-31
RT INDUSTRIES INC
filed 1997-05-15
CIK 886113

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the quarterly period ended March 31, 1997

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                                     0-20436
                             Commission file number

                               RT Industries, Inc.
       (Exact Name of Small Business Is.suer as Specified in its Charter)

            Delaware                                 65-0309477
   (State of other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)

1875 E. Lake Mary Boulevard, Sanford, FL               32773
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number, including area code:   (407) 322-8000

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

              Yes    X           No____

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                              Outstanding at March 31, 1997
Common Stock, par value $.001 per share                    9,089,638

                               RT INDUSTRIES, INC.



                                      INDEX
                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION                                                  3

Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheet at March 31, 1997
             (unaudited)                                                       4

           Consolidated Statements of Operations (unaudited) for the
             three months ended March 31, 1997 and March 31, 1996              6

           Consolidated Statements of Stockholders' Equity (unaudited) for
             the three months ended March 31, 1997                             7

           Consolidated Statements of Cash Flows (unaudited) for
             the three months ended March 31, 1997 and March 31, 1996          8

           Notes to Consolidated Financial Statements                         11

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                16


PART II.  OTHER INFORMATION                                                   17

Item 3.  Default Under Senior Securities                                      17

Item 6.  Exhibits and Reports on Form 8-K                                     17

SIGNATURES                                                                    18

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

     It is suggested that these Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Registrant's Annual Report on Forms 10-KSB and 10-KSB/A for the year ended December 31, 1996.

                               RT INDUSTRIES, INC.

                           Consolidated Balance Sheet
                                 March 31, 1997
                                   (Unaudited)



ASSETS


Current Assets
    Cash                                                             $ 4,575,990
    Accounts Receivable (net of allowance for
      doubtful accounts of $421,494)                                 $   708,376
    Inventory - Note 2                                               $ 3,687,854
    Prepaid Expense and other assets                                 $   244,919
                                                                     -----------
Total Current Assets                                                 $ 9,217,139

Fixed Assets (net of accumulated                                     $ 2,998,645
    depreciation of $3,388,425)
Other Assets
    Deferred Expenses                                                $   642,458
    Other Assets                                                     $    29,432
                                                                     -----------

TOTAL ASSETS                                                         $12,887,674
                                                                     ===========













                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               RT INDUSTRIES, INC.

                           Consolidated Balance Sheet
                                 March 31, 1997
                                   (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Note payable to bank (Note 4)                             $    344,100
         Accounts payable-trade                                    $    452,737
         Accrued liabilities                                       $    217,249
         Current maturities of LT debt (Note 4)                    $    326,660
         Convertible Notes Payable (Note 4)                        $  4,514,715
                                                                   ------------

             Total Current Liabilities                             $  5,855,561

Accounts Payable to Shareholder                                    $    387,850
Long-term debt, less current maturities (Note 4)                   $    226,122
                                                                   ------------
             Total Liabilities                                     $  6,469,532

Stockholder's Equity:
Issued & outstanding capital stock $.001 par value per share       $      9,089
Additional paid-in capital                                         $ 19,225,505
Accumulated deficit                                                ($12,816,452)
                                                                   ------------
    Total stockholders' equity                                     $  6,418,142
                                                                   ------------

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                           $ 12,887,674
                                                                   ============











                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               RT INDUSTRIES, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)

================================================================================

                                                    Three Months Ended March 31,
                                                        1997            1996
                                                    -----------     -----------
Net Sales                                           $   660,846     $ 1,300,712

Cost of Goods Sold                                  $   702,761     $ 1,409,517
                                                    -----------     -----------
Gross Profit (Loss)                                 ($   41,915)    ($  108,805)
                                                    -----------     -----------

Operating Expenses:
 Selling and delivery                               $   116,405     $   154,227
 General and administrative                         $   573,996     $   416,597
 Interest                                           $   902,757     $    84,753
 Provision for doubtful accounts                    $         0     $     1,720
                                                    -----------     -----------
Total Operating Expense                             $ 1,593,158     $   657,297

Loss before Income Tax benefit
 and extraordinary item                             ($1,635,073)    ($  766,102)

Extraordinary item                                  $         0     $    26,863
                                                    -----------     -----------
Net (Loss)                                          ($1,635,073)    ($  739,239)
                                                    ===========     ===========

Net (Loss) per share of Common Stock before
 extraordinary item                                       (0.19)          (0.15)

Net Earnings (Loss) per share
 of Common Stock                                          (0.19)          (0.14)







                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               RT INDUSTRIES, INC.

                 Consolidated Statements of Stockholders' Equity
                    For the Three Months Ended March 31, 1997
                                   (Unaudited)
================================================================================

COMMON STOCK
Balance January 1, 1997                                                   8,323


Note conversion                                                             300


Debenture conversion                                                        466




                                                                   ------------
Balance March 31, 1997                                                    9,089

                                                                   ============

ADDITIONAL PAID-IN CAPITAL
 Balance-January 1, 1997                                           $ 15,592,938



Converted Alliance note to stock                                        300,000
Converted 1995 Debentures                                             1,500,000
Conversion discount expense for 1997 Debentures                       1,833,333
APIC adjustment to par for additions common stock                          (766)

                                                                   ------------
                                                                     $3,632,567



Balance-March 31, 1997                                             $ 19,225,505
                                                                   ============

RETAINED EARNINGS (DEFICIT)
 Balance-January 1, 1997                                           ($11,181,380)
                                                                         $9,089
 Net Income (Loss)                                                  ($1,635,073)
                                                                   ------------
 Balance March 31, 1997                                            ($12,807,364)
                                                                   ============
TOTAL STOCKHOLDERS' EQUITY                                         $  6,418,142
                                                                   ============








                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               RT INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

================================================================================

                                                    Three Months Ended March 31,
                                                        1997            1996
                                                    -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)                                   ($1,635,073)      ($739,239)


Adjustments to reconcile net income (loss)
  to net cash provided (used) by
  operating activities:
  Depreciation                                         $160,419        $153,056
  Amortization                                               $0         $33,000
  Provision for doubtful accounts                            $0          $1,720
  Write-off of deferred consulting agreement                                 $0
  Issuance of Common Stock as payment for
    professional services                                    $0         $62,500
  Extraordinary item-cancellation of debt                    $0        ($26,863)

Increase (Decrease) In:
  Accounts Receivable                                 ($125,995)        $20,111
  Inventory                                           ($316,207)       $249,546
  Prepaid Expenses                                     $123,701          $7,566
  Other Assets                                        ($400,000)             $0

Increase (Decrease) In:
  Accounts Payable and Accrued Liabilities              $59,209       ($149,035)
                                                    -----------     -----------
Total Adjustments                                     ($498,873)       $351,601

Net Cash Flows from Operating Activities            ($2,133,946)      ($387,638)
                                                    -----------     -----------

CASH FLOW FROM INVESTING ACTIVITES
 (Purchase)/Sale of Fixed Assets                         $2,229        ($17,210)





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               RT INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   -continued-

================================================================================

                                                    Three Months Ended March 31,
                                                        1997            1996
                                                    -----------     -----------

CASH FLOW FROM FINANCING ACTIVITIES
 Net proceeds (reduction) from revolving credit
  demand not                                          ($414,386)      ($491,277)
 Net proceeds from issuance of common stock          $3,633,333      $1,043,535
 Notes payable-net                                   $2,532,213        ($12,660)
                                                    -----------     -----------

Net Cash Flow from Financing Activities              $5,751,159        $539,598

NET INCREASE (DECREASE) IN CASH                      $3,619,442        $134,750

CASH-beginning of year                                 $956,548        $121,417
                                                    -----------     -----------
CASH-end of period                                   $4,575,990        $256,167
                                                    -----------     -----------















                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               RT INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
================================================================================

                                                    Three Months Ended March 31,
                                                        1997            1996
                                                    -----------     -----------
Cash paid for interest                                 $902,757         $84,753
                                                    -----------     -----------


Common stock issued in exchange for professional
  service contracts                                          $0         $62,500











                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               RT INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 1997
                                   (Unaudited)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Business Operations and Organization

     The Company, which was formed on January 16, 1992 owns and operates the following companies:

                             Ultra Brake Corporation
                        Ultratech of South Florida, Inc.
                           Roinco Manufacturing, Inc.
                                RT Friction, Inc.

As part of a general plan, Ultratech, RT Friction, and Ultra Brake no longer conduct any business operations. These have been consolidated and are performed by the Company or are contracted out to the industry. The Company intends to undertake the necessary steps to dissolve such subsidiaries under the applicable laws of each such subsidiary's place of incorporation.

b.  Unaudited Interim Statements

     The financial statements as of March 31, 1997 for the three month ended March 31, 1997 and 1996 are unaudited. However, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to reflect a fair presentation of the financial statements for these interim periods have been made. The results for the interim periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be obtained for a full fiscal year.


NOTE 2:  INVENTORY

     Major inventory components as of March 31, 1997 were as follows:

Raw Materials                                                           593,167
Work in Process                                                         175,548
Finished Goods                                                        3,019,495
Packaging                                                                43,202
Reserve                                                                -143,558
                                                                      ---------
    Total                                                             3,687,854

                               RT INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 1997
                                   (Unaudited)
                                  - continued -


NOTE 3:  LOSS PER SHARE

     For the three months ended March 31, 1997 and March 31 ,1996, the number of shares used in computing the per share earnings were 9,089,638 and 6,354,877, respectively.


NOTE 4:  NOTES PAYABLE

Line of Credit

     Note payable to bank consist of borrowings under a $7,500,000 line of credit which is collateralized by substantially all of the Company's business assets. Borrowings under the line of credit, which expired April 1997, were limited to a combination of i) 80% of eligible accounts receivable net of allowances for bad debt, and ii) the lesser of 50% of the value of finished goods inventory plus 30% of raw material inventory or $3,500,000 minus 70% of the amount of any outstanding letters of credit. Interest at 1.5% over prime is due monthly. The loan agreement required the Company to maintain a specific working capital level. The Company failed to meet the required working capital level during the year ended December 31, 1995 resulting in default under the note. The 1995 default continued throughout the period ended December 31, 1996. The Company has substantially reduced the outstanding balance on this loan and is seeking financing arrangements with other asset-based lenders. As of May 5, 1997, the balance on the line of credit was $242,251. The Company expects to pay off the remaining balance during the second and third quarters of 1997.

Convertible Debentures

     At January 1, 1997, two (2) 10% Convertible Debentures issued pursuant to Offshore Securities Subscription Agreements, dated each of December 5, 1996 and December 17, 1996, in the aggregate amount of $1,500,000, were outstanding. Such Debentures were issued in reliance upon the exemption from registration afforded by Regulation S ("Reg S") as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Act"). Principal and accrued interest were converted into an aggregate of 383,100 shares of the Company's common stock in February 1997.

     In March 1997, the Company entered into another Offshore Securities Subscription Agreement (the "Agreement") pursuant to which the Company sold four
(4) 10% Cumulative Convertible Debentures dated each of March 7, 1997, March 12, 1997, March 12, 1997 and March 20, 1997, respectively (the "March Debentures") and individually, a "March Debenture"), in the aggregate amount of Five Million Five Hundred Thousand US Dollars ($5,500,000), in reliance upon the Reg S exemption.

     The March Debentures were reported net of an amortized conversion discount of $985,185, for a net balance of $4,514,715. The $985,185 will be charged to operations in April 1997 as interest expense.

     The March Debentures mature on each of March 7, 1998, March 12, 1998, March 12, 1998, and March 20, 1998, respectively (each a "Maturity Date") but may be converted into shares of the Common Stock, par value $.001 per share, of the Company (the "Shares") any time commencing sixty (60) days after the date of issuance of the March Debenture, as more particularly set forth in paragraph 5 hereof. Each March Debenture entitles the holder to interest (payable in cash or in kind as shares) on the unpaid principal amount at the date of conversion (the "Conversion Date") at the rate of 10% per year, payable on a pro-rata basis at the earlier of (i) the date the March Debenture is converted or redeemed

                               RT INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 1997
                                   (Unaudited)
                                  - continued -


or (ii) the Maturity Date. The March Debentures cannot be converted before the expiration of the aforesaid 60 day period.

     Under the terms of the Agreement, the Company may, at its sole option upon three (3) business day's notice, redeem the March Debentures (or a portion thereof) at any time prior to conversion at a redemption price which shall be equal to (i) 110% of the principal amount of the March Debenture to be redeemed if the Company exercises its redemption rights on or before the Thirtieth (30th) day following the date of purchase of the March Debenture or (ii) 125% of the principal amount to be redeemed, any time after the Thirtieth (3Oth) day following the date of purchase of the March Debenture.

     Subject to a two-year mandatory conversion period for any Shares issued pursuant to the default provisions of the Agreement (i.e., the Company at the conversion date does not have sufficient authorized shares of Common Stock available for issuance at the date of conversion), the holder of each March Debenture is prohibited from converting that principal amount of the March Debenture which would result in the issuance to such holder of Shares in excess of 4.9% of the shares of Common Stock of the Company outstanding as at the date of such conversion.

     There are set forth in the Agreement, as well as in the Purchase Representation Letters and Notices annexed thereto and executed with respect to each March Debenture, various investment representations by the subscribers, including, without limitation that each subscriber (a) is not a "US Person" as such term is defined in Reg S, (b) is outside of the United States at the time the purchase order for the Debenture originated, at the time the Agreement was signed and delivered by the subscriber and at the time such subscriber executed the Notices; (c) is not purchasing or converting the Debenture on behalf of a "US Person" and (d) the transactions contemplated by the Agreement are not part of a plan or scheme by such subscriber to evade the registration provisions of the Act; and (e) the class to whom the securities were sold were "accredited investors" as such term is defined in Regulation D promulgated under the Act.

     Each holder of the March Debentures has the right, at its sole option at any time commencing sixty (60) days after the date of issuance but not later than the Maturity Date, to convert the March Debenture held by it, whether whole or in part, into Shares at a conversion price equal to the lesser of seventy-five percent (75%) of: (i) the average closing bid price of the shares of Common Stock of the Company as quoted on NASDAQ for the five (5) trading days preceding the date on which notice of conversion is effective, or (ii) one hundred ten percent (110%) of the average closing bid price of the shares of Common Stock of the Company as quoted on NASDAQ for the five (5) trading days preceding the date on which the funds necessary to purchase such March Debentures were received by the Company.

                               RT INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 1997
                                   (Unaudited)
                                  - continued -




Equipment Loans

     As of March 31, 1997, the Company was party to three outstanding equipment loans, as follows:

     (i) An equipment loan with the City of Brownsville, TN, which was refinanced in 1995, with an outstanding principal balance of $168,350 plus interest equal to prime minus 5%, with a floor of 2.5% and a cap of 6.5%. Current monthly installments on the note equal $2,616, with the final installment payment due in March, 2003.

     (ii) An equipment loan with Concord Financial Corporation, with an outstanding balance of $147,409, currently payable in monthly installments of $11,107, with the final installment due June 1998.

     (iii) The reinstated equipment loan with the First State Bank & Trust Co. of Caruthersville, MO and the US Small Business Administration in connection with the Company's former facility in the State of Missouri, with an outstanding principal balance of $223,927, payable in monthly installments of $5,678, with the final installment due July 2002.

Convertible Notes Payable

     Two unsecured convertible notes payable with interest at 8% due monthly and principal due at the demand of the holder were converted into 300,000 shares of Company common stock in February 1997.


NOTE 5:  THE COMPOSITION

     In connection with the debt restructuring, a committee of the Company's unsecured d trade creditors (the "Trade Creditors") on March 7, 1995 declared as effective an agreement (the "Composition Agreement") providing for repayment by the Company of the unsecured trade debt (the "Trade Debt") of the Company's Trade Creditors electing to participate in the Composition Agreement, representing approximately $2,732,000 of the $3,032,000 Trade Debt. (See Exhibit
10.35 previously submitted on Form S-18, as amended, initially filed with the SEC on April 8, 1992; Note 5 to the Consolidated Financial Statements in Form 10-QSB for the 1st Quarter, 1996 for a discussion of the proposals, ratification process and funding of the same). Trade Coeditors,

                               RT INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 1997
                                   (Unaudited)
                                  - continued -



representing approximately $2,500,000 of the Trade Debt, elected a lump sum payment of $0. 35 for every $1.00 of the Trade Debt and have been paid. Trade Creditors, representing $336,000 of the Trade Debt, who elected periodic payments have received fifteen percent (15%) of the periodic payments. The next distribution under the Composition Agreement, payable in September 1997, is for an aggregate payment of approximately $25,000. Subsequent payments become payable in the first quarters of 1998, as well as the third quarter of each of 1998 and 1999.

     The Company successfully negotiated settlements with respect to almost all of the Trade Debt held by the seven percent (7%) of the unsecured trade creditors not electing to participate in the Composition Agreement, representing approximately $300,000 of the Trade Deb. The Company has satisfied its obligation to such non-electing trade creditors in accordance with such settlement arrangements.


NOTE 6:  SUBSEQUENT EVENTS

     In May 1992 the Company entered into a lease agreement with the City Of Caruthersville, Caruthersville, MO (the "City"), for a lease of a 25,000 square foot building for use by the Company for manufacturing and distribution. As part of the Company's restructuring plan, the Company ceased operations at the Caruthersville location and moved all material and equipment to its Sanford, FL facility. The City of Caruthersville has attempted to find a tenant for the facility, and has sub-let the building on a short term basis. The City has been unsuccessful in finding a long term tenant for the facility, and, in the first quarter of 1997, informed the Company that it had sub-let the building for only fourteen months of the past thirty-seven (37) months. As a result of this disclosure, the Company is liable for twenty three (23) months past due lease payments at a monthly rate of two thousand two hundred seventy dollars ($2,270) per month. The Company recorded a charge of $52,210 in March 1997 to reflect this liability. The original lease expires in August 2013. The Company is negotiating with the City of Caruthersville to resolve settlement of future rental payments under the building lease.

                               RT INDUSTRIES, INC.

ITEM 2:      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Statements other than historical information contained in this report are considered forward looking and involve a number of risks and uncertainties. Factors that could cause such statements not to be accurate include, but are not limited to, increased competition for the Company's products, improvements in alterative technologies, a lack of market acceptance for new products introduced by the Company, and the failure of the Company to successfully market its products.

Liquidity and Capital Resource

     The restructuring of the Company which began in the third quarter of 1994, has resulted in the settlement and/or refinancing of the Company's debt. The following are to date the results of this restructuring.

     (1) The Composition Agreement has been implemented. (See "Management's Discussion and Analysis or Plan of Operation" in Form 10-KSB for year ended December 31, 1996.)

     (2) The Company successfully negotiated a reinstatement of the equipment loan with the City of Brownsville, TN in 1995. (See" Note 4: Notes Payable)

     (3) The equipment loan with the First State Bank & Trust Co. of Caruthersville, MO and the US Small Business Administration was reinstated. (See
Note 4: Notes Payable)

     (4) The land and improvements at the Brownsville, TN facility was sold to an unrelated third party in October 1996. (See "Management's Discussion and Analysis or Plan of Operation" in form 10-KISB for the year ended December 31, 1996.)

     (5) All pending legal proceedings and claims which had been made against the Company (and its former President and Vice President of Operations) as a result of the termination of the Company's operations at its City of Caruthersville, Missouri facility have been dismissed. (See "Management's Discussion and Analysis or Plan of Operation" in Form 10-KSB for the year ended December 31, 1996.)

     (6) All previously overdue balances under the equipment loans have been paid. (See Note 4: Notes Payable)

     In March 1997, the Company issued a total of $5,500,000 of convertible debentures pursuant to Reg S. (See Note 4: Notes Payable). The funds received from the issue of the debentures will be used for: a) possible acquisitions; b) general operating expenses; and c) the purchase of new plant equipment. Interest expense of $998,148 has been recorded in March 1997 for the difference between the conversion prices of the March Debentures and the fair market value of the Company's common stock at the date of issuance. $998,148 has been expensed in March 1997 relative to these debentures.

Material Changes in Financial Condition

     Net Sales for the three month period ended March 31, 1997 and 1996 were $660,846 and $1,300,712, respectively. The decrease in net sales is attributable to the loss of certain customers, reduced sales to certain existing customers and the Company's impaired ability to attract new customers as a result of the Company's past financial difficulties. Management believes that improvements in 1) product quality, 2) order fill levels, 3) order processing turnaround time, and the Company's improving image in the market will attract new customers in the coming periods. In addition, the Company is considering the addition of a complementary product line to its offering which will substantially help in attracting new customers.

     Gross Profit (Loss) for the period ending March 31, 1997 was a loss of $41,915 as compared to a loss of $108,805 for the same period in 1996. Improvements in production, and the consolidation of facilities contributed to lower Cost Of Goods Sold.

     Total Operating Expenses for the three month period ending March 31, 1997 an 1996, were $1,593,158 and $657,297, respectively. Selling and delivery expenses were $37,822 lower in 1997 verses 1996. This reduction was the result of lower sales. General and Administrative expenses for the period were $573,996 in 1997 and $416,597, in 1996. The increase of $157,399 was the result of 1) an expense of $150,000 for the placement of the convertible debentures; 2) an expense of $52,210 relating to past due lease payments on the Missouri facility; and 3) an increase in Professional Fees of $21,275. These increases were offset to some extent by reductions exempt labor expense, office rent and other general administrative expenses.

     Interest expense for the three month periods ending March 31, 1997 and 1996, were $902,757 and $84,753, respectively. The increase of $818,004 was the result of an expense of $848,148 relating to the conversion discount on the $5,500,000 of convertible debentures.

     The net loss for the period ending March 31, 1997 and 1996 was $1,635,073 and $739,239, respectively. The increase of $895,833 was the result of the expenses (Placement Fee = $150,000 and Interest of $848,148) associated with the issuance of the convertible debentures.

PART II:  OTHER INFORMATION

ITEM 3:  Defaults Upon Senior Securities

     Except to the extent otherwise renegotiated and/or settled by the Company (See Notes 4, 5 and 6 to the Consolidated Financial Statements; See "Management's Discussion and Analysis of Plan of Operation" discussion on "Liquidity and Capital Resources"), at the end of the first quarter of 1997, the Company was in default of its obligations with respect to each of Congress Financial Corporation (Line of Credit) and the City of Caruthersville, MO (Lease on the Missouri facility).


ITEM 6:  Exhibits and Reports on Form 8-K

     (a) Exhibits

         Exhibit 27 Financial Data Schedule

     (b) Form 8-K

     The Company filed a Report on Forms 8-K dated March 24, 1997, as supplemented by that amendment on Form 8-K/A dated April 2, 1997. (See Note 4:
Convertible Debentures)

                               RT INDUSTRIES, INC.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to sign OD its behalf by the undersigned thereunto duly authorized.


Dated:   May 15 ,1997

                                        RT Industries. Inc.



                                        By:/S/ John K. Kenney
                                           ----------------------------------
                                           John Kenney
                                           President and Chief Executive Officer