Form 10QSB
period 1997-06-30
RT INDUSTRIES INC
filed 1997-08-08
CIK 886113

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------


                                   FORM 10-QSB
      (MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the quarterly period ended June 30, 1997


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________


                                     0-20436
                               Commission file number


                               RT Industries, Inc.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                Delaware                               65-0309477
     (State of other jurisdiction of        (IRS Employer Identification No.)
      incorporation ororganization)


    1875 E. Lake Mary Boulevard, Sanford, FL              32773
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
                       Yes  _X_          No ___

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                               Outstanding at June 30, 1997
Common Stock, par value $.001 per share                        9,751,269

                               RT INDUSTRIES, INC.

                                      INDEX
                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION                                                 3

        Item 1.  Consolidated Financial Statements                            3

        Consolidated Balance Sheet (unaudited) at June 30, 1997
                                                                              4

        Consolidated Statement of Operations (unaudited) for the
                 six months ended June 30, 1997 and June 30, 1996             6

        Consolidated Statement of Operations (unaudited) for the
                 three months ended June 30, 1997 and June 30, 1996           7

        Consolidated Statement of Stockholders' Equity (unaudited)
                 for the six months ended June 30, 1997                       8

        Consolidated Statement of Cash Flows (unaudited) for
                 the six months ended June 30, 1997 and June 30, 1996         9

        Notes to Consolidated Financial Statements                           12

        Item 2.  Management's Discussion and Analysis or Plan of Operation   18




PART II. OTHER INFORMATION                                                   20

        Item 4.  Other Information                                           20

        Item 5.  Exhibits and Reports on Form 8-K                            20

        SIGNATURES                                                           21

                          PART I. FINANCIAL INFORMATION



ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying consolidated financial statements and information are submitted as required by Form 10-QSB. The consolidated financial information does not include all disclosures that are required by generally accepted accounting principles.

          In the opinion of management,  all  adjustments  that are necessary to
          present  fairly,  the  financial  position  of  RT  Industries,   Inc.
          (the"Company") for the periods included, have been made.

          It is suggested that these Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Registrant's Annual Report on Form 10-KSB and 10-KSB/A for the year ended December 31, 1996.

                               RT INDUSTRIES, INC.

                           Consolidated Balance Sheet
                                  June 30, 1997
                                   (Unaudited)

Current Assets

         Cash                                                           $301,003

         Cash reserved for merger                                      3,000,000

         Accounts Receivable (net of allowance for
          doubtful accounts of $254,723)                                 884,593

         Inventory - Note 2                                            3,315,851

         Prepaid expense                                                  35,148
                                                                     -----------

Total Current Assets                                                  $7,536,595

         Fixed Assets (net of accumulated
          depreciation of $3,548,843)                                  2,988,502

         Other Assets                                                    296,725
                                                                     -----------

TOTAL ASSETS                                                         $10,821,822
                                                                     ===========


                  The accompanying notes are an integral part of
                    these consolidated financial statements.

                               RT INDUSTRIES, INC.

                           Consolidated Balance Sheet
                                  June 30, 1997
                                   (Unaudited)


Current Liabilities:

         Notes payable                                               $3,605,010

         Accounts payable - trade                                       349,419

         Accrued liabilities                                            513,722
                                                                   ------------
                  Total Current Liabilities                          $4,468,151



Long-Term Liabilities:

         Notes Payable, less current maturities                         196,945
                                                                   ------------
                  Total Liabilities                                  $4,665,096



Stockholders' Equity:

         Common Stock, $.001 par value per share                          9,751

         Additional paid-in capital                                  21,757,593

         Accumulated deficit                                        (15,610,618)
                                                                   ------------

         Total stockholder's equity                                   6,156,726
                                                                   ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $10,821,822
                                                                   ============


                 The accompanying notes are an integral part of
                     these consolidated financial statements

                               RT INDUSTRIES, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                     Six Months Ended June 30,

                                                     1997               1996
                                                  -----------       -----------

Net Sales                                          $1,495,303        $2,372,833

Cost of Goods Sold                                  1,388,634         2,801,037
                                                  -----------       -----------

Gross Profit (Loss)                                   106,669          (428,204)
                                                  -----------       -----------

Operating Expenses:

         Selling and delivery                         231,609           313,564

         General and administrative                 2,287,742           762,499

         Interest                                   2,013,220           149,418

         Bad debt expense                               3,336             1,720
                                                  -----------       -----------
Total Operating Expense                            $4,535,907         1,227,201
                                                  -----------       -----------
Loss before extraordinary item                     (4,429,238)       (1,655,405)

Extraordinary item                                          0            26,863
                                                                    -----------

Net Loss                                          ($4,429,238)      ($1,628,542)
                                                  ===========       ===========

Net Loss per share of Common Stock
 before extraordinary item                              -0.49             -0.27

Net Loss per share of common stock                      -0.49             -0.27


                  The accompanying notes are an integral part of
                    these consolidated financial statements.

                               RT INDUSTRIES, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                    Three Months Ended June 30,

                                                      1997              1996
                                                  -----------       -----------

Net Sales                                            $834,457        $1,072,121

Cost of Goods Sold                                    685,873         1,391,520
                                                  -----------       -----------

Gross Profit                                          148,584          (319,399)
                                                  -----------       -----------

Operating Expenses:

         Selling and delivery                         115,204           159,337

         General and administrative                 1,717,082           345,902

         Interest                                   1,110,463            64,665
                                                  -----------       -----------
Total Operating Expense                             2,942,749           569,904
                                                  -----------       -----------
Net Loss                                           (2,794,165)         (889,303)
                                                  ===========       ===========

Net Loss per share of common stock                      -0.31             -0.14


                  The accompanying notes are an integral part of
                    these consolidated financial statements.

                               RT INDUSTRIES, INC.

                 Consolidated Statements of Stockholders' Equity
                     For the Six Months Ended June 30, 1997
                                   (Unaudited)


COMMON STOCK

         Balance - January 1, 1997                                       $8,323

         Note conversion                                                    300

         Debenture conversion                                             1,128

Balance June 30, 1997                                                     9,751
                                                                         ======

ADDITIONAL PAID-IN CAPITAL

         Balance-January 1, 1997                                    $15,592,938

         Converted Alliance note to stock                               300,000

         Converted debentures                                         4,031,322

         Conversion discount expense for 1997 debentures              1,833,333
                                                                   ------------

Balance June 30, 1997                                               $21,757,593
                                                                   ============
ACCUMULATED DEFICIT

         Balance-January 1, 1997                                   ($11,181,380)

         Net Loss                                                  (4,429,238)

         Balance June 30, 1997                                     ($15,610,618)
                                                                   ============



TOTAL STOCKHOLDERS' EQUITY                                          $6,156,726
                                                                   ============


                  The accompanying notes are an integral part of
                    these consolidated financial statements.

                               RT INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 Six Months Ended June 30,
                                                                  1997              1996
                                                                -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES

Net Loss                                                        ($4,429,238)   ($1,628,542)

Adjustments to reconcile net loss
         to net cash provided (used) by operating activities:

         Depreciation                                              $320,836       $298,194

         Amortization                                                     0        $66,000

         Provision for doubtful accounts                                  0         $1,720

         Issuance of Common Stock as payment for prof. svce.              0        $62,500

         Extraordinary item-cancellation of debt                          0       ($26,863)

(Increase) Decrease In:

         Accounts Receivable                                       ($97,038)      $119,454

         Inventory                                                  $55,796       $242,081

         Prepaid Expenses                                          $333,472         $7,173

         Other Assets                                              ($24,835)             0

Increase (Decrease) In:

         Accounts Payable                                          ($34,898)       $76,511

         Accrued Liabilities                                       $287,262              0
                                                                -----------    -----------

Total Adjustments                                                  $840,597       $846,770

Net cash flows used in operating activities                     ($3,588,641)     ($781,772)
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

         Purchase of fixed assets                                 ($148,047)     ($105,673)




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               RT INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  - continued -


                                                       Six Months Ended June 30,

                                                         1997           1996
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

       Net reduction of revolving credit
         demand note                                  ($758,486)   ($1,084,164)

       Net proceeds from issuance of common stock    $5,800,000     $2,236,083

       Notes payable-net                             $1,039,629       ($51,223)
                                                    -----------    -----------

Net cash flow from financing activities              $6,081,143     $1,100,696

NET INCREASE IN CASH                                 $2,344,455       $213,251

Cash-beginning of period                               $956,548       $121,417
                                                    -----------    -----------

Cash-end of period                                   $3,301,003       $334,668
                                                    ===========    ===========


                  The accompanying notes are an integral part of
                    these consolidated financial statements.

                               RT INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                       Six Months Ended June 30,

                                                           1997          1996
                                                        ----------    ----------

Cash paid for interest                                  $2,013,220      $149,418
                                                        ----------    ----------

Non-Cash Financing Activities

         Note payable exchanged for common stock          $300,000             0


                  The accompanying notes are an integral part of
                    these consolidated financial statements.

                   Notes to Consolidated Financial Statements
                                 March 31, 1997
                                   (Unaudited)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.       Business Operations and Organization

         The Company, which was formed on January 16, 1992, operates through its wholly-owned subsidiary, Ultra Brake Corporation. Three other subsidiaries, Ultratech of South Florida, Inc., Roinco Manufacturing, Inc., and RT Friction, Inc. no longer conduct any business operations and exist solely as name holding entities.

b.       Unaudited Interim Statements

         The financial statements as of June 30, 1997 for the three and six month periods ended June 30, 1997 and 1996 are unaudited. However, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to reflect a fair presentation of the financial statements for these interim periods have been made. The results for the interim periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be obtained for a full fiscal year.


NOTE 2:  INVENTORY

Major inventory components as of June 30, 1997 were as follows:

         Raw Materials                                                 $519,917

         Packaging Materials                                            $41,684

         Work in Process                                               $187,204

         Finished Goods                                              $2,710,604

         Reserve for obsolescence                                     ($143,558)
                                                                     ----------

Total                                                                $3,315,851
                                                                     ==========

                               RT INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)
                                  - continued -

NOTE 3: LOSS PER SHARE

         For the six months ended June 30, 1997 and June 30, 1996, the number of shares used in computing the earnings per share were 9,042,020 and 6,137,743, respectively.

NOTE 4:  NOTES PAYABLE

Line of Credit

In June 1997, the Company paid off the line of credit which was collateralized by substantially all of the Company's business assets. As a result of this action, collateralization of these assets has been released by the lender.

Convertible Debentures

At January 1, 1997, two 10% convertible debentures issued pursuant to offshore securities subscription agreements, dated each of December 5, 1996 and December 17, 1996, in the aggregate amount of $1,500,000, were outstanding. Such Debentures were issued in reliance upon exemption from registration afforded by Regulation S ("Reg S") as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Act"). Principal and accrued interest were converted into an aggregate of 383,100 shares of the Company's common stock in February 1997.

In March, 1997, the Company entered into an offshore securities subscription agreement (the "Agreement") pursuant to which the Company sold four 10% cumulative convertible debentures dated each of March 7, 1997, March 12, 1997, March 12,1997 and March 20, 1997, respectively (the "March Debentures"), in the aggregate amount of $5,500,000, in reliance upon the Reg S exemption.

Interest expense of $848,148 has been recorded for the first quarter and interest expense of $985,185 has been recorded for the second quarter, representing the difference between the aggregate conversion price of the March Debentures and the aggregate market value of the Company's common stock at issuance on the date of conversion.

                               RT INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)
                                  - continued -

Convertible Debentures (continued)

The debentures mature on each of March 7, 1998, March 12, 1998, March 12, 1998, and March 20, 1998, respectively (each a "Maturity Date") but may be converted into shares of the Common Stock, par value $.001 per share, of the Company (the "Shares") any time commencing sixty (60) days after the date of issuance of the March Debentures as more particularly set forth in the following paragraph. Each of the March Debentures entitles the holder to interest (payable in cash or in kind as shares) on the unpaid principal amount at the date of conversion (the "Conversion Date") at the rate of 10% per year, payable on a pro-rata basis at the earlier of (i) the date the March Debentures are converted or redeemed or
(ii) the Maturity Date. The March Debentures cannot be converted before the expiration of the aforesaid 60 day period.

Under the terms of the Agreement, the Company may, at its sole option upon three business day's notice, redeem the March Debentures (or a portion thereof) at any time prior to conversion, at a redemption price which shall be equal to (i) 110% of the principal amount of the March Debentures to be redeemed if the Company exercises its redemption rights on or before the Thirtieth day following the date of sale of the March Debentures or (ii) 125% of the principal amount to be redeemed, any time after the Thirtieth day following the date of sale of the March Debentures.

Subject to a two-year mandatory conversion period for any Shares issued pursuant to the default provisions of the Agreement (i.e., at the conversion date the Company does not have sufficient authorized shares of Common Stock available for issuance at the date of conversion), the holder of each of the March Debentures is prohibited from converting that principal amount of the March Debentures which would result in the issuance to such holder of Shares in excess of 4.9% of the shares of Common Stock of the Company outstanding as at the date of such conversion.

The Agreement, the purchase representation letters and forms of notice annexed thereto and executed with respect to each of the March Debentures set forth various investment representations by the subscribers, including, without limitation that each subscriber (a) is not a "US Person" as such term is defined in Reg S, (b) is outside of the United States (i) at the time the purchase order for the debenture originated, (ii) at the time the Agreement was signed and delivered by the subscriber and (iii) at the time such subscriber executed the Notices; (c) is not purchasing or converting the debenture on behalf of a "US Person" and (d) the transactions contemplated by the Agreement are not part of a plan or scheme by such subscriber to evade the registration provisions of the Act; and (e) the class to whom the securities were sold were "accredited investors" as such term is defined in regulation D promulgated under the Act.

                               RT INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)
                                  - continued -

Convertible Debentures (continued)

Each holder of the March Debentures has the right, at their sole option any time commencing sixty days after the date of issuance but not later than the maturity date, to convert the March Debentures held by them, in whole or in part, into shares at a conversion price equal to the lesser of seventy-five percent of: (i) the average closing bid price of the shares of Common Stock of the Company as quoted on NASDAQ for the five (5) trading days preceding the date on which notice of conversion is effective, or (ii) one hundred ten percent of the average closing bid price of the shares of Common Stock of the Company as quoted on NASDAQ for the five trading days preceding the date on which the funds necessary to purchase such March Debentures were received by the Company.

As of June 30, 1997, principal and accrued interest for the March Debentures were converted into an aggregate of 926,664 shares of the Company's common stock.

Subsequent to June 30, 1997, principal and accrued interest for the March Debentures were converted into an aggregate of 1,085,600 shares of the Company's common stock. With these conversions, all of the March Debentures were converted into shares of the Company's common stock.

Equipment Loans

As of June 30, 1997, the Company had three outstanding equipment loans, as follows:

(i) An equipment loan with the City of Brownsville, TN, which was refinanced in 1995, with an outstanding principal balance of $163,641 plus interest per annum equal to prime minus 5%, with a floor of 2.5% and a cap of 6.5%. Current monthly installments on the note are $2,616 each with the final installment payment due in March, 2003.

(ii) An equipment loan with Concord Financial with an outstanding balance of $127,275, currently payable in monthly installments of $11,107 each, with the final installment due June 1998.

(iii) The reinstated equipment loan with the First State Bank & Trust Co. of Caruthersville, MO and the US Small Business Administration in connection with the Company's former facility in the State of Missouri, with an outstanding principal balance of $193,789, payable in monthly installments of $5,678 each, with the final installment due July 2002.

                               RT INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)
                                  - continued -



Convertible Notes Payable

Two unsecured convertible notes payable with interest at 8% due monthly and principal due at the demand of the holder were converted into 300,000 shares of Company common stock in February 1997.

Note Payable

In June 1997, the Company reached an agreement (the "Amended Settlement Agreement") with Ron Tygar, the former President, CEO, and Chairman of the Board of Directors of the Company, and related parties (collectively referred to as the "Settlement Parties") to amend the previously executed Settlement agreement dated January 30, 1997 (the "Agreement"). Under the Amended Settlement Agreement, the Company made a payment to the Settlement Parties of the aggregate sum of Three Hundred Fifty Thousand Dollars ($350,000) (the "Settlement Payment") in full satisfaction of the obligations of the parties under the Agreement except as otherwise provided in the Amended Settlement Agreement.

The $350,000 applied in the settlement described in the preceding paragraph was borrowed by the Company from Elmgrove Associates II, L.P. ("Elmgrove II"). Such loan bears interest at the rate of 8% per annum and is to mature on August 31, 1997. As additional consideration for such loan, the Company granted Elmgrove warrants for the purchase of 10,000 shares of the Company's Common Stock at the market price at May 31, 1997, the date of the loan. Such warrant has an exercise period of five years from the date of grant. If the $350,000 is not repaid at maturity, then a second warrant will be granted to Elmgrove bearing similar terms but with an exercise price as of the August 31, 1997 maturity date. Elmgrove Associates II, L.P. is a principal stockholder of the Company. Mandel Sherman, a director of the Company is President and a principal stockholder of Miss Sloan Ltd., an investment company and general partner of Elmgrove Associates II, L.P.

NOTE 5: MERGER

In June 1997, the Company announced that it had entered into an agreement to merge with Quality Automotive Company, Inc. (Quality). Quality is a privately held manufacturer of friction materials, and brake pads, and a remanufacturer of automotive brake shoes. Quality is based in Tappahannock, Virginia and employs over 160 employees. The merger will become effective following completion of certain due diligence items and the fulfillment of other conditions set forth in the merger agreement. The merger is expected to be completed in the third quarter of 1997. The Company has placed $3,000,000 in escrow to be held and paid to the shareholders of Quality upon the merger.

                               RT INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)
                                  - continued -



NOTE 6: THE COMPOSITION

In connection with restructuring of the Company's then outstanding debt, a committee of the Company's unsecured trade creditors (the "Trade Creditors") on March 7, 1995 declared as effective an agreement (the"Composition Agreement") providing for repayment by the Company of the unsecured trade debt (the "Trade Debt") of the Company's Trade Creditors electing to participate in the Composition Agreement, representing approximately $2,732,000 of the $3,032,000 Trade Debt. (See Exhibit 10.35 previously submitted on Form S-18, as amended, initially filed with the SEC on April 8, 1992; Note 5 to the Consolidated Financial Statements in Form 10-QSB for the 1st Quarter, 1996 for a discussion of the proposals, ratification process and funding of the same). Trade Creditors, representing approximately $2,500,000 of the Trade Debt, elected a lump sum payment of $0.35 for every $1.00 of the Trade Debt and have been paid. Trade Creditors, representing $232,000 of the Trade Debt, who elected periodic payments have received fifteen percent (15%) of the periodic payments. The next distribution under the Composition Agreement, payable in Sept. 1997, is for an aggregate payment of approximately $25,000. Subsequent payments become payable in the first quarters of 1998, as well as the third quarter of each of 1998 and 1999.

The Company successfully negotiated settlements with respect to almost all of the Trade Debt held by the seven percent (7%) of the unsecured trade creditors not electing to participate in the Composition Agreement, representing approximately $300,000 of the Trade Debt. The Company has satisfied its obligation to such non-electing trade creditors in accordance with such settlement arrangements.

NOTE 7:  OTHER EVENTS

In May 1992 the Company entered into a lease agreement with the City Of Caruthersville, Caruthersville, MO (the "City"), for a lease of a 25,000 square foot building for use by the Company for manufacturing and distribution. As part of the Company's restructuring plan the Company ceased operations at the Caruthersville location and moved all material and equipment to its Sanford, FL facility. The City of Caruthersville has attempted to find a tenant for the facility, and has sub-let the building on a short term basis. The City has been unsuccessful in finding a long term tenant for the facility, and, in the first quarter of 1997, informed the Company that it had sub-let the building for only fourteen months of the past thirty seven months. As a result of this disclosure, the Company is liable for twenty three months past due lease payments at a monthly rate of $2,270 per month. The Company recorded this charge in the 2nd quarter less $20,000 already accrued.

In June 1997, the Company determined that it will have no future use or receive any future benefit from the Missouri facility and expensed $442,118 representing the remaining amount of the liability under the Missouri facility lease.

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

Liquidity and Capital Resources

In June 1997, the Company paid off the line of credit which was collateralized by most of the Company's business assets. As a result, collateralization of these assets has been released by the lender.

In March 1997, the Company issued a total of $5,500,000 of convertible debentures pursuant to Reg S. (See Note 4: Notes Payable). The funds received from the issuance of the debentures will be used for: a) possible acquisitions;
b) general  operating  expenses;  and c) the  purchase  of new plant  equipment.
Interest expense of $1,833,333 has been recorded through 1997, for the difference between the conversion prices of the March Debentures and the fair market value of the Company's common stock at the date of issuance.

Material Changes in Financial Condition

Net sales for the six month period ended June 30, 1997 and 1996 were $1,495,303 and $2,372,833, respectively. The decrease in net sales is attributable to the loss of certain customers, reduced sales to certain existing customers and the Company's impaired ability to attract new customers as a result of the Company's past financial difficulties. Management believes that improvements in 1) product quality 2) order fill levels, 3) order processing turnaround time, and the Company's improving image in the market will attract new customers in the coming periods. In addition, the Company has begun to market a complementary product line which will substantially help in attracting new customers.

Gross profit for the period ending June 30, 1997 was $106,669 as compared to a loss of $428,204 for the same period in 1996. Improvements in production and the consolidation of facilities contributed to lower cost of goods sold.

Total operating Expenses for the six month period ending June 30, 1997 and 1996, were $4,535,907 and $1,227,201, respectively. Selling and delivery expenses were $81,955 lower in 1997 verses 1996. This reduction was the result of lower sales. General and Administrative expenses for the period were $2,287,742 in 1997 and $762,499, in 1996. The increase of $1,525,243 was the result of 1) an expense of $403,275 for services relating to the placement of the March Debentures; 2) an expense of $477,057 relating to the accrual of the remaining lease payments on the Missouri facility; and 3) an increase in professional fees of $233,814.

ITEM: 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATION (continued)

Material Changes in Financial Condition (continued)

Interest expense for the six month period ending June 30, 1997 and 1996, were $2,013,220 and $149,418 respectively. The increase of $1,863,802 was the result of an expense of $1,833,333 relating to the conversion discount on the $5,500,000 of convertible debentures.

The net loss for the period ending June 30, 1997 and 1996 was $4,429,238 and $1,628,542, respectively. The increase of $2,800,696 was the result of the increased expense in 1) interest expense associated with the March Debentures, ($1,833,333); 2) March Debentures placement cost ($403,275); Missouri lease expense ($477,057); professional fees ($233,814). The total increase in expenses in these four items was $2,947,479.

PART II: OTHER INFORMATION

ITEM 4: Other Information

Agreement To Merge

In June 1997, the Company announced that it had entered into an agreement to merge with Quality Automotive Company, Inc. (Quality). Quality is a privately held manufacturer of friction materials, and brake pads, and a remanufacturer of automotive brake shoes. Quality is based in Tappahannock, Virginia and employs over 160 employees. The merger will become effective following completion of certain due diligence items and the fulfillment of other conditions set forth in the merger agreement. Both companies believe the merger will provide a platform for the future growth of the combined business. The merger is expected to be completed in the third quarter of 1997. The Company has placed $3,000,000 in escrow to be held and paid to the shareholders of Quality upon the merger.

ITEM 5: Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibit 27 Financial Data Schedule

         (b) Form 8-K

The Company filed a Report on Form 8-K dated March 24, 1997, as supplemented by an amendment on Form 8-K/A dated April 2, 1997. (See Note 4: Convertible Debentures)

RT INDUSTRIES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to sign on its behalf by the undersigned thereunto duly authorized.


Dated: August 8, 1997


RT Industries, Inc.



By:  /S/ Alfred H. Paul
     -----------------------
Alfred H. Paul
Chief Financial Officer and Chief Accounting Officer