Form 10QSB
period 1997-09-30
RT INDUSTRIES INC
filed 1997-11-12
CIK 886113

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
================================================================================
                                   FORM 10-QSB

      (MARK ONE)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997


           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

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

                             Yes _X_        No ___

As of November 6, 1997, the registrant had 12,858,613 shares outstanding of its common stock, par value $0.001 per share.

                                     Part I

                              FINANCIAL INFORMATION

                               RT INDUSTRIES, INC.


ITEM 1. Condensed Consolidated Financial Statements

                      Condensed Consolidated Balance Sheets

                                                    September 30,   December 31,
                                                         1997           1996
                                                    -------------   ------------
                                                     (unaudited)
ASSETS
Current Assets
  Cash                                               $ 2,664,969     $   956,548
  Accounts Receivable
    (net of allowance for
    doubtful accounts of $124,952
    and $459,897, respectively                         3,040,537         582,381
    Inventory - Note 2                                 7,805,556       3,371,647
  Prepaid Expenses,
  and other                                              408,960         368,620
                                                     -----------     -----------

  Total Current Assets                                13,920,022       5,279,196

Fixed Assets
  (net of accumulated depreciation
  of $577,839 and $3,228,005,
  respectively)                                       10,038,133       3,161,293

Goodwill and Other Assets
  (Net of accumulated amortization
  of $26,583 and $237,142
  respectively)                                        6,353,414         271,890
                                                     -----------     -----------
Total Assets                                         $30,311,569     $ 8,712,379
                                                     ===========     ===========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                               RT INDUSTRIES, INC.

                      Condensed Consolidated Balance Sheets
                                   (continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  September 30,    December 31,
                                                      1997             1996
                                                  ------------     ------------
                                                  (unaudited)
Current Liabilities
  Note payable to bank (Note 4)                  $  1,192,769      $    758,486
  Accounts Payable - trade                          2,669,755           384,317
  Accrued liabilities                                 581,748           226,460
  Convertible Notes
    Payable (Note 4)                                     --             436,511
                                                 ------------      ------------

  Total Current Liabilities                         4,444,272         1,805,774
                                                 ------------      ------------

Long Term Liabilities:
  Long term debt, less current
    maturities (Note 4)                             5,387,897           298,874
  Notes Payable to related parties                  4,500,000           387,850
  Convertible Notes Payable                         5,000,000         1,800,000
                                                 ------------      ------------

Stockholders' Equity
  Common stock($0.001
    par value, shares
    authorized 30,000,000; 12,858,613
    and 8,322,771 issued and outstanding)              12,859             8,323
  Additional paid - in capital                     33,888,411        15,592,938
  Accumulated deficit                             (22,921,870)      (11,181,380)
                                                 ------------      ------------

Total Stockholders' Equity                         10,979,400         4,419,881
                                                 ------------      ------------

Total Liabilities
& Stockholders' Equity                           $ 30,311,569      $  8,712,379
                                                 ============      ============



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                               RT INDUSTRIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                 Nine Months Ended September 30,
                                                      1997              1996
                                                 ------------      ------------
Net Sales                                        $  3,345,379      $  3,194,619
Cost of Goods Sold                                  2,980,454         3,590,617
                                                 ------------      ------------

Gross Profit (Loss)                                   364,925          (395,998)

Operating Expenses:
  Selling and Delivery                                518,751           463,920
  General & Administrative                          7,871,764         1,213,770
  Interest                                          3,688,317           210,251
  Amortization                                         26,583              --
                                                 ------------      ------------
  Total Operating Expenses                         12,105,415         1,887,941
                                                 ------------      ------------
Loss before Income Tax Benefit
and Extraordinary Gain                            (11,740,490)       (2,283,939)

Extraordinary Gain                                       --              26,863
                                                 ------------      ------------
Net Loss                                         $(11,740,490)    $  (2,257,076)
                                                 ============      ============

Loss per share:
   Continuing operations                         $      (1.06)    $       (0.36)
   Extraordinary gain                                    --                --
                                                 ------------      ------------
Net loss per share                               $      (1.06)    $       (0.36)
                                                 ============      ============

Weighted Average Shares Outstanding                11,086,610         6,354,877
                                                 ============      ============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                               RT INDUSTRIES, INC.
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)


                                                Three Months Ended September 30,
                                                      1997              1996
                                                 ------------      ------------

Net Sales                                        $  1,850,076      $    821,786
Cost of Goods Sold                                  1,591,819           789,580
                                                 ------------      ------------

Gross Profit                                          258,257            32,206

Operating Expenses:
  Selling and Delivery                                287,170           150,356
  General & Administrative                          5,627,258           449,551
  Interest                                          1,675,097            60,833
  Amortization                                         26,583              --
                                                 ------------      ------------
  Total Operating Expenses                          7,616,108           660,740
                                                 ------------      ------------
Net Loss                                         $ (7,357,851)      $  (628,534)
                                                 ============      ============
Net Loss per Share of Common Stock               $      (0.66)      $     (0.09)
                                                 ============      ============
Weighted Average Shares Outstanding                11,086,610         6,771,801
                                                 ============      ============



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                               RT INDUSTRIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                 Nine Months Ended September 30,
                                                      1997               1996
                                                      ----               ----
Cash Flows From Operating Activities:

  Net Loss                                        ($11,740,490)     ($2,257,076)

  Adjustments to reconcile Net Loss
    to net cash used by
    operating activities:
  Depreciation                                         477,448          444,169
  Amortization                                          26,583           88,000
  Provision for doubtful accounts                      412,035            1,720
  Provisions for inventory valuation                 1,345,776              --
  Provisions for property, plant and
    equipment valuation                              1,483,629              --
  Convetible debentures interest expense             3,500,000              --
  Issuance of Common Stock as payment for
    professional services                                  --            62,500
  Extraordinary item - cancellation of debt                --           (26,863)

  (Increase) Decrease In:
  Accounts Receivable                                  581,219           22,418
  Inventory                                            320,544          222,614
  Prepaid Expenses and Other Assets                    102,369          154,226

  Increase (Decrease) In:
  Accounts Payable and Accrued Liabilities              63,634         (656,236)
                                                  ------------       ----------

  Total Adjustments                                  8,313,237          312,548
                                                  ------------       ----------

  Net Cash Flows used in Operating Activities       (3,427,253)      (1,944,528)
                                                  ------------       ----------

  Cash Flows from Investing Activities:

  Acquisition of Quality Automotive Company,
    net of cash acquired                            (2,893,543)             --
  Proceeds from sale of property                           --           771,962
  Purchases of Fixed Assets                           (411,904)        (167,305)
                                                  ------------       ----------
  Net cash flow (used in) provided by
   investing activities                             (3,305,447)         604,657
                                                  ------------       ----------


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                               RT INDUSTRIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (continued)


                                                 Nine Months Ended September 30,
                                                       1997              1996
                                                       ----              ----
Cash Flows from Financing Activities:

    Proceeds from convertible debentures            10,500,000              --
    Demand Note                                            --        (1,646,970)
    Notes Payable - Net                             (2,058,879)      (1,080,394)
    Net Proceeds from Issuance of Common Stock             --         3,967,559
                                                    ----------       ----------

    Net Cash Flows from Financing Activities         8,441,121        1,240,195
                                                    ----------       ----------

Net Increase (Decrease)                              1,708,421          (99,676)

Cash - Beginning of Year                               956,548          121,417
                                                    ----------       ----------

Cash - End of Period                               $ 2,664,969      $    21,741
                                                    ==========       ==========

Supplemented cash flow information:

Notes payable exchanged for 300,000 shares
    of common stock                                $   300,000              --
Issuance of 1,838,731 shares of common stock         7,500,000              --
Notes payable to former shareholders' of
    Qualtiy Automotive Company                       4,500,000              --
Conversion of March 1997 convertible debentures
    payable into 2,012,264 shares of common
    stock                                            5,500,000              --
Conversion of December 1996 convertible
    debentures payable into 383,100 shares
    of common stock                                  1,500,000              --
Cash paid for interest                               2,519,204          149,418













                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                               RT INDUSTRIES, INC.

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)



NOTE 1:  Summary of Significant Accounting Policies

Description of Business

RT Industries, Inc., a Delaware corporation formed on January 16, 1992 (the "Company"), manufactures, assembles and distributes new and rebuilt automotive friction products (brake pads and remanufactured brake shoes). The Company sells the friction products to the automotive aftermarket (replacement parts sold for use on motor vehicles after initial vehicle purchase). Sales of the Company's products are made to automotive distributors, mass merchandisers and chain stores. The Company does not market its products directly to retail customers.

The Company's core business is the manufacture/assembly/distribution of new replacement brake pads. Brake pads, brake shoes or a combination of both are incorporated in all makes and models of American and imported automobiles. The Company manufactures both "integrally molded" and "riveted" brake pads, utilizing both organic and semi - metallic friction material. Integrally molded brake pads involve a manufacturing process that uses heat and pressure to affix the friction material to the metal backing plate. All imported and the majority of late model domestic automobiles are equipped with integrally molded brake pads. [Most older domestic automobiles are equipped with riveted brake pads, whereby the friction material is affixed to the metal backing plate with metal rivets.

With the acquisition, by merger, of Quality Automotive Company ("Quality") (see Business Combination below), the Company acquired technology and capacity to manufacture friction material linings for brake shoes, remanufacture both riveted and bonded brake shoes. The Quality acquisition enables the Company to offer customers a complete program of brake friction components and substantially enhances the Company's marketing program.

Business Operations and Organization

The Company leases it plant facilities and equipment as well as operates its business through a seven subsidiaries and/or affiliated companies (Ultra Brake Corporation, Ultratech of South Florida, Inc., Roinco Manufacturing, Inc., RT Friction, Inc., and, following the acquisition of Quality, Quality Automotive Company, U.S. Automotive Friction, Inc. (f/k/a U.S. Automotive Manufacturing, Inc.) and Verico, Inc.). As part of the Company's on-going restructuring efforts, except for Quality and U.S. Automotive Friction, Inc., such subsidiaries and/or affiliates no

                               RT INDUSTRIES, INC.

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)
                                   (continued)

longer conduct any business operations other than their existing obligations under various equipment and property leases. Such business operations have been consolidated or performed by the Company or are being contracted out to the industry. The Company intends dissolve such subsidiaries under the applicable laws of each such subsidiary's place of incorporation.

In addition, as of November 13, 1997, the Company is changing its corporate name to U.S. Automotive Manufacturing, Inc.

Unaudited Interim Statements

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the instructions to Form 10 - QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10 - KSB for the year ended December 31, 1996 and the Company's report on Forms 8 - K filed in each of March 24, 1997 August 27, 1997 and September 15, 1997 and Forms 8 - K/A filed in each of April 2, 1997, September 22, 1997 and November 12, 1997.

Business Combination

On August 29, 1997, Quality was merged (the "Merger") into a wholly-owned subsidiary of the Company (the "Subsidiary"). Under the Merger, Quality's stockholders received (i) $3,000,000 in cash, (ii) two promissory notes, in the aggregate amount of $4,500,000, from the subsidiary (which promissory notes are guaranteed by the Company and secured by the Company's pledge of all of its shares in the Subsidiary); and (iii) an aggregate of 1,838,731 shares of the Company's Common Stock. Following the Merger, the Subsidiary changed its name to "Quality Automotive Company" and will conduct business under such name (the "Business").

Goodwill

As a result of the Merger, and in accordance with the purchase method of accounting, the Company recorded goodwill representing the excess of the purchase price over the allocation among the

                               RT INDUSTRIES, INC.

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)
                                   (continued)


acquired assets and liabilities in accordance with estimates of fair market value on the date of acquisition. Goodwill is being amortized over 20 years. Amortization expense was $26,583, for the three months ended September 30, 1997. Accumulated amortization at September 30, 1997 was $26,583.

Pro Forma Financials (Unaudited)

The unaudited pro forma results of operations which follow assume that the acquisition occurred as of the beginning of the period presented:

Nine months ended September 30,                      1997              1996
--------------------------------------------------------------------------------
Net Sales                                        $ 11,912,810      $ 16,975,568
Net Loss before extraordinary item                (12,903,843)       (2,230,816)
Extraordinary item                                       --              26,863
Net Loss                                          (12,903,843)       (2,203,953)
--------------------------------------------------------------------------------
Loss per share
  Continuing operations                          $      (1.01)     $      (0.27)
  Extraordinary gain                                     --                --
                                                 ------------      ------------
Net loss per share                               $      (1.01)     $      (0.27)
================================================================================

                               RT INDUSTRIES, INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)
                                   (continued)


The pro forma information presented is for information purposes only and does not purport to be indicative of the results which would actually have been obtained if the combination had been in effect for the period indicated.

Note 2: Inventory

Major inventory components were as follows:

                                      September 30, 1997       December 31, 1996
                                          (unaudited)
                                      ------------------       -----------------
           Raw Materials                   $3,843,952             $  662,504
           Work in Progress                   293,988                154,273
           Finished Goods                   3,667,616              2,554,870
                                           ----------             ----------
           Total Inventory                 $7,805,556             $3,371,647
                                           ==========             ==========

NOTE 3: LOSS PER SHARE

For the nine months ended September 30, 1997 and 1996, the number of shares used in computing per share amounts were 11,086,610 and 6,354,877, respectively.


NOTE 4:  Notes Payable

Line of Credit

In June 1997, the Company paid off its line of credit with Congress Financial Corp. (the "Credit Facility") which Credit Facility had been collateralized by substantially all of the Company's business assets. As a result of this action, any such security interest held by the Lender have been released.

With the acquisition of Quality in August 1997, the Company assumed Quality's existing line of credit with LaSalle Business Credit, Inc. (the "LaSalle Line of Credit"). At September 30, 1997, a total of Four Million Three Hundred Twenty Six Thousand Four Hundred Sixty Four Dollars ($4,326,464) was outstanding under the LaSalle Line of Credit. The LaSalle Line of Credit terminates on March 31, 1998 and the Company is currently negotiating its renewal. There can be no assurance that the LaSalle Line of Credit will be renewed on terms acceptable to the Company or at all.

Convertible Debentures

In March 1997, the Company entered into Offshore Securities Subscription Agreement pursuant to which the Company sold four (4) 10% Cumulative Convertible Debentures (the "March Debentures"), in the aggregate amount of Five Million Five Hundred Thousand US Dollars ($5,500,000). All of the March Debentures, including principal and accrued interest, were converted into an aggregate of 2,012,264 shares of the Company's Common Stock, par value $.001 per share (the "RT Stock"), 1,085,600 shares of which were converted during the three-month period ending September 30, 1997. The Company reported the March Debentures at $4,514,815, net of an amortized conversion discount of $985,185, which amount was charged to operations in June 1997 as interest expense.

On August 20, 1997, the Company entered into another Offshore Securities Subscription Agreement pursuant to which the Company sold five (5) additional 10% Cumulative Convertible Debentures (the "August Debentures") in the aggregate amount of Five Million US Dollars ($5,000,000). The August Debentures mature on August 20, 1999 (the "Maturity Date") but may be converted into shares of RT Stock any time commencing sixty (60) days after the date of issuance of the August Debenture. Each August Debenture entitles the holder to interest (payable in cash or in kind as shares) on the unpaid principal amount at the date of conversion (the "Conversion Date") at the rate of 10% per year, payable on a

                               RT INDUSTRIES, INC.

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)
                                   (continued)


pro-rata basis at the earlier of (i) the date the August Debenture is converted or redeemed or (ii) the Maturity Date.

Both the March and August RT Debentures were issued in reliance upon exemption from the registration provisions of the Securities Act of 1933, as amended, as provided by Regulation S ("Reg S") promulgated thereunder by the Securities and Exchange Commission.


Equipment Loans

As of September 30, 1997, the Company and/or its subsidiaries was party to five outstanding equipment loans, as follows:

         (i) An equipment loan with the City of Brownsville, TN, which was refinanced in 1995, having an outstanding principal balance of $158,419 plus interest equal to prime minus 5%, with a floor of 2.5% and a cap of 6.5%. Monthly installments on the note equal $2,616, with the final installment payment due in March 2003.

         (ii) An equipment loan with Concord Financial having an outstanding balance of $96,496, which loan is currently payable in monthly installments of $11,107, with the final installment due June 1998.

         (iii) The reinstated equipment loan with the First State Bank & Trust Co. of Caruthersville, MO and the US Small Business Administration in connection with the Company's former facility in Missouri, having an outstanding principal balance of $153,856. Monthly installments under the loan are $5,678, with the final installment due July 2002.

         (iv) An equipment loan with LaSalle Business Credit, Inc. in the amount of $1,050,000 as of September 30, 1997, for equipment located at Quality's location in Virginia. The loan installments of $50,000 are paid monthly, with the final loan installment and the balance due March 31, 1998. It is the Company's intention to renew this loan as part of the negotiations for renewal of the LaSalle Line of Credit. There can be no assurance that such loan will be renewed upon terms and conditions acceptable to the Company or at all.

         (v) An additional equipment loan with LaSalle Business Credit, Inc. in the amount of $795,431 as of September 30, 1997, for equipment located at Quality's location in Virginia. The loan installments of $31,068, are paid monthly, with the final loan installment and the balance due March 31, 1998. It is the Company's intention to renew this loan also in connection with the negotiations for renewal of the LaSalle Line of Credit.

                               RT INDUSTRIES, INC.

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)
                                   (continued)

There can be no assurance that such loan will be renewed upon terms and conditions acceptable to the Company or at all.


Promissory Note

In June 1997, the Company executed a note, in the amount of $350,000, payable on the three month anniversary to Elmgrove Associates II, L.P. (the "Elmgrove Note"), the proceeds of which were used in connection with a negotiated amendment to that Settlement Agreement dated January 30, 1997 (the "Settlement") with the former President, CEO, and Chairman of the Board of Directors of the Company, and related parties (collectively, the "Settling Parties"). Under its amended terms, the Settlement provided for a final payment to the Settlement Parties, in the aggregate sum of $350,000, in full satisfaction of the obligations of the parties under the Settlement. The Company paid in full the Elmgrove Note on August 31, 1997.

                               RT INDUSTRIES, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)
                                  -(continued)-


NOTE 5: The Composition

On March 7, 1995, in connection with a restructuring of the Company's debt, a committee of the Company's unsecured trade creditors (the "Trade Creditors") entered into an agreement (the "Composition Agreement"), providing for repayment by the Company of the unsecured trade debt (the "Trade Debt") of the Trade Creditors electing to participate in the Composition Agreement, representing approximately $2,732,000 of the aggregate $3,032,000 in Trade Debt. (See Exhibit
10.35 previously submitted on Form S-18, as amended, initially filed with the SEC on April 8, 1992; Note 5 to the Consolidated Financial Statements in Form 10-QSB for the First Quarter 1996 for a discussion of the proposals, ratification process and funding of the same.) Trade Creditors, representing approximately $2,500,000 of the Trade Debt, elected a lump sum payment of $0.35 for every $1.00 of the Trade Debt and have been paid. Trade Creditors, representing $232,000 of the Trade Debt, elected periodic payments and have received fifteen percent (15%) of the periodic payments. The next distribution under the Composition Agreement, payable in March 1998, is for an aggregate payment of approximately $25,000. Subsequent payments become payable in the first quarter of 1998 as well as the third quarters of 1998 and 1999.

The Company successfully negotiated settlements with respect to almost all of the Trade Debt held by the seven percent (7%) of the unsecured trade creditors not electing to participate in the Composition Agreement, representing approximately $300,000 of the Trade Debt. The Company has satisfied its obligation to such non-electing trade creditors in accordance with such settlement arrangements.

                               RT INDUSTRIES, INC.

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)
                                  -(continued)-

NOTE 6:  Other Events

In May 1992 the Company entered into a lease agreement with the City of Caruthersville, Caruthersville, MO (the "Missouri Facility"), for a lease of a 25,000 square foot building for use by the Company for manufacturing and distribution. As part of the Company's restructuring plan the Company ceased operations at the Missouri Facility. Although, the City of Caruthersville has attempted to find a tenant for the Missouri Facility, it has been unsuccessful in finding a long term tenant for the facility, and, in the first quarter of 1997, informed the Company that it had only succeeded in subletting the building for 14 of the past 37 months. The Company remains obligated for lease payments, at a monthly rate of two thousand two hundred seventy dollars ($2,270) per month, with respect to the 23 month vacancy period. The Company recorded a charge of $228,807 in 1997 to reduce the net carrying amount to the estimated realizable value. The original lease expires in August 2013. The Company is negotiating with the City of Caruthersville to resolve settlement of future rental payments under the building lease.

                               RT INDUSTRIES, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATION

Statements other than historical information contained in this report are considered forward looking and involve a number of risks and uncertainties. Factors that could cause such statements not to be accurate include, but are not limited to, increased competition for the Company's products, improvements in alternative technologies, a lack of market acceptance for new products introduced by the Company, the failure of the Company to successfully market its products and other factors detailed in the Company's filings with the SEC.

General

On August 31, 1997, the Company acquired, by merger, Quality (the "Quality Acquisition"). See Note 1 "Business Combination" of the Notes to the Consolidated Financial Statements for a description of the Quality Acquisition; and the Report filed on Form 8-K with the SEC on September 15, 1997, as supplemented by Form 8 - K/A dated November 12, 1997 (Amendment No. 2).

Results of Operations

Nine Months Ended September 30, 1997, Compared to Nine Months Ended September 30, 1996.

Net Sales for the nine month period ended September 30, 1997 and September 30, 1996 were $3,345,379 and $3,194,619, respectively. The increase in net sales is attributable to the contribution of $1,178,225 in net sales for the month of September 1997 from Quality as a result of the Quality Acquisition, which has significantly enhanced the Company's customer base, product lines and production capacity (See Item 5: Other Information).

Gross Profit for the period ending September 30, 1997 was $364,925 as compared to a loss of $395,998 for period ending September 30, 1996. This increase in gross profit resulted from increased operations at the Company's Florida Facility, in the amount of $201,643 for the nine month period and Quality's Gross Profit of $163,282 for the month of September 1997.

Total Operating Expenses for the nine month period ending September 30, 1997 and September 30, 1996, were $12,078,832 and $1,887,941, respectively. The increase in Total Operating Expenses is the result of the following: 1) increases in professional fees to $1,323,359 ($500,000 of investment banking fees associated with the acquisition); 2) the write - off of fixed assets of $1,583,629, to reflect the current value of machinery and equipment in the Sanford, Fl plant;
3) the expense of $228,807 in connection with the write-down of the net carrying amount to the estimated realizable value of the Missouri Facility; 4) the fees of $1,200,000 for the placement of the cumulative convertible debentures; 5) the interest expense of $3,500,000 incurred with respect to the conversion of the March and August Debentures; 6) the write - off of inventory in the amount of $231,653; 7) the expenses of $1,114,123 for a provision for inventory obsolence;
8) the operating expenses of $310,372 for the month of September 1997, of Quality Automotive Company; and 9) the write - off $412,035 in non- collectable receivables.

                               RT INDUSTRIES, INC.


Interest expense for the nine month period ending September 30, 1997 and September 30, 1996, was $3,688,317 and $210,251 respectively. The net increase of $3,478,066 was the result of an expense of $3,500,000 relating to the conversion discount on the $10,500,000 of March and August Debentures, and a decrease in interest resulting from the payoff of the Congress Line of Credit.

The net loss for the nine month period ending September 30, 1997 and September 30, 1996 was $11,740,490 and $2,257,076, respectively. The increase of $9,483,414 was the result of the increased Total Operating Expense. The majority of the increased expenses in operating costs are related to non-recurring costs associated with the placement of the March and August Debentures and the Quality Acquisition.


Three Months Ended September 30, 1997, Compared to Three Months Ended September 30, 1996.

Net sales for the three month period ended September 30, 1997 and September 30, 1996, were $1,850,076, and $821,786, respectively. The increase in net sales is attributable to the contribution of $1,179,225, in net sales for the month September 1997, from Quality.

Gross Profits for the three month period ended September 30, 1997 and September 30, 1996, were $258,257, and $150,356, respectively. The Company's Sanford, FL location contributed $94,975 in Gross Profit, and Quality contributed $163,282, for the month of September 1997.

Total Operating Expenses for the three month period ended September 30, 1997 and September 30, 1996, were $7,589,525, and $660,740, respectively. This increase in Total Operating Expenses is detailed in the discussion of the nine months results.

Interest Expenses for the three month period ended September 30, 1997 and September 30, 1996, were $1,675,097, and $60,833, respectively. The increase of $1,614,264 was the result of expenses associated with the conversion discount expense on the March and August Debentures.

                               RT INDUSTRIES, INC.

The net loss for the three month period ended September 30, 1997 and September 30, 1996, was $7,357,851, and $628,534, respectively. This loss is related to the non-recurring costs associated with the placement of the March and August Debentures and the Quality Acquisition.

Liquidity and Capital Resources

At September 30, 1997 the Company had approximately $2,664,969 in cash, cash equivalents and investments and had working capital of approximately $13,920,022.

Net cash used in operating activities aggregated $3,427,253 for the nine months ended September 30, 1997, as compared with net cash used of $1,944,528 for the nine months ended September 30, 1996. The increase in cash used was the result of ongoning operating losses.

Net cash provided from financing activities was $8,441,121 and $1,240,195 in the nine month period ended September 30, 1997 and 1996, respectively. The cash from investing activities was generated through the placement of cumulative convertible debentures (See Note 4).


Inflation

Inflation has not historically had a material impact on the Company's operations.


Seasonality

The operations of the Company are considered seasonal,with the majority of the sales occurring in the second and third quarters.

The restructuring of the Company which began in the third quarter of 1994, has resulted in the settlement and/or refinancing of the Company's debt. The following are the current results of this restructuring.

     1) The Composition Agreement has been implemented. (See " Management's Discussion and Analysis or Plan of Operation" in Form 10-KSB for year ended December 31, 1996.)

     2) The Company successfully negotiated a reinstatement of the equipment loan with the City of Brownsville, TN in 1995. (See" Note 4: Notes Payable)

     3) The equipment loan with the First State Bank & Trust Co. of Caruthersville, MO and the US Small Business Administration was reinstated. (See
Note 4: Notes Payable)

     4) The land and building of the Brownsville, TN facility was sold to an unrelated third party in October 1996. (See "Management's Discussion and Analysis or Plan of Operation" in Form 10-KSB for the year ended December 31, 1996.)

     5) All pending legal proceedings and claims which had been made against the Company (and its former President and Vice President of Operations) as a result of the termination of the Company's operations at its City of Caruthersville, Missouri facility have been dismissed. (See "Management's Discussion and Analysis or Plan of Operation" in Form 10-KSB for the year ended December 31, 1996.)

In March 1997, and August 1997, the Company issued a total of $5,500,000 and $5,000,000, respectively, of convertible debentures pursuant to Reg S. (See Note 4: Notes Payable). The funds received from the issue of the debentures will be used for: a) possible acquisitions; b) general operating expenses; and c) the purchase of new plant equipment. Interest expense of $3,500,000 has been recorded through September 1997, for the difference between the conversion prices of the March and August Debentures and the fair market value of the Company's common stock at the date of issuance.

                               RT INDUSTRIES, INC.



PART II: OTHER INFORMATION


ITEM 2: Changes in Securities and Use of Proceeds


In June 1997, the Company issued to Elm Grove Associates II, L.P. ("Elm Grove"), a limited partnership of which one of the directors of the Company is president of the general partner, warrants to purchase 10,000 shares of RT Stock (the "Elm Grove Warrants") at an exercise price of $3.75 per share. The Elm Grove Warrants represented partial consideration for that $350,000 loan to the Company from Elm Grove in connection with the amended Settlement Agreement between the Company and the former CEO, President and Chairman of the Company.

On August 20, 1997, the Company issued 10% convertible Debentures, convertible anytime commencing sixty (60) days after the date of issuance. The terms and conditions of such Debentures are more particularly set forth in the Company's Report filed on Form 8-K on August 27, 1997.


ITEM 5: Other Information

Merger

As previously reported by the Company in its Form 8-K for the event dated August 29, 1997 Quality was merged into QUAC Acquisition Corp., a wholly - owned subsidiary of the Company (the "Subsidiary"). Quality was a privately held manufacturer of friction materials, brake pads, and a remanufacturer of automotive brake shoes. Quality with over 160 employees is based in Tappahannock, Virginia. Pursuant to the merger, Quality's stockholders received
(i) $3,000,000 in cash, (ii) two promissory notes, in the aggregate amount of $4,500,000, from the subsidiary (which promissory notes are guaranteed by the Company and secured by the Company's pledge of all of its shares in the Subsidiary); and (iii) an aggregate of 1,838,731 shares of the Company's Common Stock. Following the Quality Acquistion, the Subsidiary changed its name to "Quality Automotive Company" and will conduct business under such name. Quality is in the business of manufacturing, distributing and selling automotive brake components.

Convertible Debenture Issuance

As previously reported by the Company in its Form 8-K for the event dated August 20, 1997 the Company sold 10% Cumulative Convertible Debentures, in the aggregate amount of $5 million, under Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. Such Debentures entitle the holders (i) to interest (payable in cash or in kind as Shares) on the unpaid principal amount at the date of conversion at the rate of 10% per year, payable on a pro - rata basis and (ii) to convert the Debenture, whether whole or in part, into the Company's Common Stock at a conversion price equal to the lesser of seventy five percent (75%) of (a) the average closing bid price of the shares of Common Stock of the Company as quoted on NASDAQ for the five (5) trading days preceding the date on which notice of conversion is effective, or (b) one hundred ten percent (110%) of the

                               RT INDUSTRIES, INC.



average closing bid price of the shares of Common Stock of the Company as quoted on NASDAQ for the five (5) trading days preceding the date on which the funds necessary to purchase such Debentures were received by the Company.

Name Change

On November 7, 1997, the Company changed its corporate name to U. S. Automotive Manufacturing, Inc., having the new NASDAQ trading symbol of USAM, effective as of November 13, 1997.

ITEM 6: Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27 Financial Data Schedule

     (b)  Form 8-K

The Company filed Reports on Forms 8-K on each of: (i) August 27, 1997, and (ii) September 15, 1997, as supplemented by amendments on Forms 8 - K/A dated September 25, 1997 (Amendment 1) and November 12, 1997 (Amendment 2).

                               RT INDUSTRIES, INC.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to sign on its behalf by the undersigned thereunto duly authorized.


Dated: November 12, 1997                                   RT Industries, Inc.



                                       By: /S/ Martin Chevalier, Sr.
                                           -------------------------------------
                                           Martin Chevalier, Sr.
                                           President and Chief Executive Officer