Form 10KSB
period 1997-12-31
US AUTOMOTIVE MANUFACTURING INC
filed 1998-04-15
CIK 886113

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to __________________.

                         Commission file number: 0-20436

                       U.S. AUTOMOTIVE MANUFACTURING, INC.
                 (Name of small business issuer in its charter)

            Delaware                                            65-0309477
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

Route 627, Airport Drive, Tappahannock, VA           22560
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number: (800) 446-3032

Securities registered under Section 12 (b) of the Exchange Act:

                                               Name of each exchange on
Title of each class:     None                  which registered: Not Applicable

Securities registered under Section 12 (g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days. Yes _X_ No____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ].

The Issuer's revenues for its most recent fiscal year were $6,999,636.

The aggregate market value of the voting stock held by non-affiliates was approximately $11,846,162 as at the close of business on April 10, 1998.

The number of shares of Common Stock outstanding as at April 10, 1998, was 15,724,893.

Documents incorporated by reference:   None

                       U.S. Automotive Manufacturing, Inc.

                                   Form 10-KSB

                                Table of Contents

Part I                                                                      Page

ITEM 1.     Description of Business...................................         3

ITEM 2      Description of Property...................................         8

ITEM 3      Legal Proceedings.........................................         8

ITEM 4      Submission of Matters to a Vote of
            Security Holders..........................................         8

Part II

ITEM 5      Market for Common Equity and Related
            Stockholder Matters.......................................         9

ITEM 6      Management's Discussion and Analysis or
            Plan of Operation.........................................        10

ITEM 7      Financial Statements......................................        15

ITEM 8      Changes in and Disagreements With
            Accountants on Accounting and Financial
            Disclosure................................................        15

Part III

ITEM 9      Directors, Executive Officers, Promoters
            and Control Persons; Compliance with Section
            16 (a) of the Exchange Act................................        16

ITEM 10     Executive Compensation....................................        17

ITEM 11     Security Ownership of Certain Beneficial
            Owners and Management.....................................        19

ITEM 12     Certain Relationships and Related
            Transactions..............................................        21

ITEM 13     Exhibits and Reports on Form 8-K..........................        22

Part I.

ITEM  1. Description of the Business

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's recent losses, the Company's need to obtain additional financing and the ability to obtain such financing, outstanding indebtedness, the ability to hire and retain key personnel; successful completion and integration of prior and any future acquisitions; relationships with and dependence on third-party equipment manufacturers and suppliers; uncertainties relating to business and economic conditions in markets in which the Company operates; uncertainties relating to government and regulatory policies and other political risks; uncertainties relating to customer plans and commitments; cost of and availability of component materials and inventories; effect of governmental export and import policies; the highly competitive environment in which the Company operates; potential entry of new, well-capitalized competitors into the Company's markets; and the uncertainty regarding the Company's continued ability, through sales growth, to absorb the increasing costs incurred and expected to be incurred in connection with its business activities. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.


General

U.S. Automotive Manufacturing, Inc. (formerly RT Industries, Inc.), a Delaware corporation incorporated on January 16, 1992 ("U.S. Automotive"), together with its wholly-owned subsidiaries Quality Automotive Company and U.S. Automotive Friction, Inc. (collectively, the "Company") is engaged in the manufacture,assembly and distribution of new and rebuilt automotive friction products. The Company maintains manufacturing and warehouse/distribution facilities in Tappahannock, Virginia and Sanford, Florida (the "Facilities"), which Facilities are either owned or leased by the Company or inactive subsidiaries.

The Company manufactures a full line of friction automotive products, including brake lining, integrally molded and riveted brake pads and remanufactured brake shoes. The Company markets various grades of friction lining, asbestos, non asbestos organic and semi-metallic formulas, suitable for use by the automotive and light truck after-markets. The Company's products are under the Brakes Worth Stopping For,(R) Silent Solution,(R) Max Life,(R) Dual Friction,(TM) Ultra Brake,(TM) Gold Max,(TM) and Quality Automotive(TM) tradenames and various private label packaging. In 1997, the Company's products were also sold under the Roinco,(TM) Ultra Brake(TM) and Max Life(TM) tradenames.

Brake pads, brake shoes or a combination of both are incorporated in all makes and models of American and imported automobiles. All imported and the majority of late model domestic automobiles are equipped with integrally molded brake pads. The Company generally produces the replacement brake under the same process used to manufacture the vehicle's original equipment.

The Company sells its friction products to other automotive manufacturers and the automotive after-market. The automotive after-market encompasses the parts and service sold to the vehicle owners for repair or replacement of original equipment parts. The Company believes that the market for replacement parts generally consists of vehicles which are three to twelve years old. Sales of the Company's products are made to mass merchandisers, automotive distributors, chain stores and other brake manufacturers. The Company does not market its products directly to retail customers.

Merger with Quality Automotive Company/Products

On August 29, 1997, a wholly-owned subsidiary of the Company (the "Subsidiary") acquired, by merger, Quality Automotive Company and its two subsidiaries from the stockholders of Quality Automotive Company (the "Merger") in exchange for
(i) $3,000,000; (ii) two promissory notes, in the aggregate amount of $4,500,000 (which notes are guaranteed by the Company and secured by the Company's pledge of all of its shares in the Subsidiary); and (iii) 1,838,731 shares of common stock, par value of $.001 per share (the "Common Stock"), of the Company. After the Merger, the Subsidiary changed its name to Quality Automotive Company (hereinafter, "Quality").

The Merger gave the Company the ability to manufacture and market a full line of automotive friction brake products, including friction material for sale to third parties. The Company believes its ability to produce its own friction material and to manufacture a complete line of friction products gives the Company a competitive advantage over competitors that are unable to manufacture a complete product line.

Suppliers/Manufacturing

The Company has developed multiple sources for all raw material used in production which are purchased pursuant to open purchase orders. Raw material required for production include: stamped steel backing plates, used brake shoe core, resins, various fibers and fillers. All of such materials are converted, packaged and shipped by the Company from its Facilities.

Customers

The Company sells its products to wholesale and retail automotive distributors, mass merchandisers, chain stores and to other brake manufacturers in the United States and in twelve foreign countries. Foreign sales (Latin America and the Caribbean) represented approximately 17% and 30% of total sales in 1997 and 1996, respectively. No customer accounted for more than 10% of the Company's sales for the fiscal year ended December 31, 1997.

     At December 31, 1997, the Company estimates that it had customers with a continuing order base of approximately $15,000,000. Since that time the Company has entered into non-binding business relationships with new customers which could result in the Company receiving as much as $7,500,000 in additional revenues over a 12 month period. The Company's business has not traditionally been subject to firm contract orders and as such, while the Company anticipates that 1998 sales should exceed $20,000,000, there can be no guarantee that such level of revenues will be attained or that even if attained that the Company will be profitable. Should such sales level be attained the Company believes that more than 10% of revenues for the fiscal year ending December 31, 1998 could be derived from one customer.

Sales and Marketing

The Company markets its products mainly through the efforts of a core group of Company employed sales personnel, complemented by a nationwide network of independent sales representatives. Company sales support includes providing recognized industry standard test results of its friction products, parts catalogs, promotional material, brake clinics and a strong presence at a variety of industry trade shows. The Company markets its products under the following marks: Brakes Worth Stopping For,(R) the Silent Solution,(R) Max Life(R) and such other retail packaging names as Dual Friction,(TM) Ultra Brake,(TM) Gold Max,(TM) Quality Automotive(TM) and private labels.

Seasonality

Sales of the Company's products, like those of the replacement brake industry, are generally lower in the late fall and winter months in those areas of the country experiencing colder weather. Therefore, demand of the Company's products are usually strongest in the second and third fiscal quarters.

Inventory and Distribution

At December 31, 1997, the Company had approximately $8,740,000 in inventory, of which $7,170,000 was attributable to the acquisition of Quality. The Company is in the process of reducing its inventory levels, which are duplicative and higher than normal as a result of the Merger. The Company generally maintains an inventory of raw materials and packaging materials based upon its production schedule and the general availability of such materials. Finished goods inventory is based on annual sales as estimated by management, taking into account minimum production runs necessary to achieve efficient returns on production.

The Company distributes its products from existing warehouse space located at its Facilities in Virginia and Florida. Product is transported as appropriate, by common carrier or through a dedicated fleet of tractor trailers currently leased by the Company.

Competition

The automotive replacement parts industry is a highly competitive business, with market share being determined by such factors as the quality of the service provided to customers, the price of products, the speed in which orders are satisfied, and customer convenience. The Company competes in its market area with other auto parts manufacturers. Some of its competitors have greater financial resources and/or marketing personnel than the Company. To the extent a competitor could develop better name recognition or a stronger distribution network, it might enable such competitors to compete more effectively for the sale of automotive brake and replacement brake parts. Specifically, competitors with greater resources than the Company may be able to offer customers larger discounts or offer better terms on volume purchases than those offered by the Company. Although the Company believes that it has enhanced its competitive position as a result of the Merger, there can be no assurance that the Company will be able to compete successfully against any of its competitors.

Government Regulation

The Company is subject to many laws and governmental regulations and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

The Company's manufacturing operations utilize asbestos and other materials that are considered "hazardous substances" under applicable federal, state and local laws and are subject to various current and evolving federal, state and local laws and regulations relating to the protection of the environment. These laws govern, among other things, emitting pollutants to air, discharging pollutants to water, and generating, handling, storing, transporting, treating, and disposing of a variety of hazardous and non-hazardous substances and wastes. Federal and state environmental laws and regulations often require manufacturers to obtain permits for these activities. Failure to comply with environmental laws or to obtain, or comply with, the necessary state and federal permits can subject the manufacturer to substantial civil and criminal penalties. The Company operates two manufacturing facilities, one in Tappahannock, Virginia and one in Sanford, Florida. The Company believes that these facilities are in substantial compliance with all necessary permits and applicable material environmental laws relating to its material business operations. It is nevertheless possible that the Company faces material environmental liabilities of which the Company is unaware. Moreover, the costs of compliance with the various existing or future environmental laws and regulations, including any penalties which may be assessed for failure to obtain necessary permits, could be prohibitive. If any such costs exceeded the Company's budgets for such items, the Company's business could be adversely affected. The Federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), and similar state statutes, impose joint and several liability for environmental damages and cleanup costs on past or current owners and operators of facilities at which hazardous substances have been released, as well as on persons who generate, transport or arrange for disposal of hazardous substances at a particular release site. In addition, the operator of a facility may be subject to claims by third parties for personal injury, property damage or other costs resulting from contamination present at or emanating from property on which its facility is located.

In addition to the Facilities, the Company or its predecessors have owned and/or operated other facilities in the past where hazardous substances were handled and may have liability for remediation of such facilities in the future. There can be no assurance that the Company will not be subject to liability relating to facilities owned and/or operated by them currently or in the past. The Company could be held liable for a release of hazardous substances to the environment from the Company's current or former properties or from any of its offsite waste sites owned by others and used by the Company. The Company currently has no knowledge of the existence of any such liabilities at this time.

The Company has made, and will continue to make, capital and other expenditures necessary to monitor and to comply with the foregoing environmental regulations. For the year ended December 31, 1997, no material expenditures by the Company were necessary with respect to such matters.

Trademarks, Proprietary Information and Patents

The Company utilizes various trademarks in connection with the sale of its product, including the following registered trademarks: Brakes Worth Stopping For,(R) Silent Solution(R) and MaxLife.(R) The Company holds no patents. The Company has nonetheless developed processes and formulas with respect to the composition of its friction material and the production and manufacture of its brake products that it believes are proprietary to it. The Company relies on a combination of contractual rights, non-disclosure agreements with its employees, distributors and customers, and technical measures to establish and protect the ideas, concepts, and documentation of its proprietary technology and know-how. Such methods, however, may not afford complete protection, and there can be no assurance that third parties will not independently develop such know-how or obtain access to the Company's know-how, ideas, concepts, and documentation. Although the Company believes that its technology has been developed independently and does not infringe on the proprietary rights of others, there can be no assurance that the technology does not and will not so infringe or that third parties will not assert infringement claims against the Company in the future. In the case of infringement, the Company would, under certain circumstances, be required to modify its products or obtain a license. There can be no assurance that the Company will have the financial or other resources necessary to defend successfully a patent infringement or other proprietary rights infringement action or that it could modify its products or obtain a license if it were required to do so. Failure to do any of the foregoing could have a material adverse effect on the Company. Furthermore, if the Company's products or technologies are deemed to infringe upon the rights of others, the Company could become liable for damages, which could have a material adverse effect on the Company.

Employees

At March 31, 1998, the Company has an aggregate of 267 employees engaged full-time by the Company. Of these employees, 24 are salaried and 243 are hourly employees. Twenty (20) of such employees are in general and administrative positions, 7 are in sales and marketing and 240 are in manufacturing, assembly and warehousing positions. The Company's employees are not members of any union and the Company has not experienced any work stoppages and considers its employee relations to be good.

ITEM  2  Description of Property

The Facilities are located on three parcels of land in Tappahannock, Virginia (one parcel) and Sanford, Florida (two parcels).

The Virginia Facility is owned by the Company and is comprised of twelve buildings on 24 acres of land. There is a total of approximately 246,000 sq. ft. of production and storage capacity located within the buildings.

The Florida Facilities are comprised of (i) a manufacturing facility (37,000 sq. ft.) and (ii) a warehouse/distribution facility (49,000 sq. ft.). At December 31, 1997 the Company leased both Florida facilities for approximately $18,000 per month. The Company had an option as at March 31, 1998 to purchase the manufacturing facility in Florida and has notified the owners of its intent to exercise such option. It is anticipated that the purchase and sale of the manufacturing facility will close during the second (2nd) quarter of 1998. Monthly rent for the warehouse facility is $7,200 for the duration of the lease, which expires October 31, 1999.

ITEM 3.  Legal Proceedings

No legal proceedings are currently pending against the Company. However, in December 1997, the Company received notice from five former employees of the Company who claimed that in June 1995 they were granted stock options from the Company under a stock option plan which allegedly entitled them to purchase shares of Common Stock and that the Company had not fulfilled certain obligations with respect to registering the shares of Common Stock issuable upon exercise of the options for sale under the Securities Act of 1933. These former employees further claimed that as a result of the Company's failure they have been damaged collectively in the amount of approximately $1,500,000. Although a formal action has not commenced, the Company intends to vigorously defend any action that may be brought by such former employees. In addition, while the Company is not in a position at this time to evaluate the likelihood of an unfavorable outcome to the Company in the event that such former employees commence any such action, nor to estimate the amount or range of potential loss to the Company, if any, that it could sustain as a result of an unfavorable outcome, it currently believes, although there can be no assurance, that the potential loss, if any, from such action would not have a material effect on the operations of the Company.

ITEM 4.  Submissions of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.

Part II

ITEM 5. Market for Common Equity and Related Stockholder Matters

The Company's common stock is traded in the over-the counter market on the NASDAQ SmallCap Market under the symbol USAM. Prior to the fourth quarter of 1997, the Common Stock traded under the symbol RTIC. The following table sets forth, for the periods indicated, high and low bid prices of the Company's common stock. The quotations constitute quotations among dealers and do not reflect retail mark-ups, markdowns, or commissions, and may not represent actual retail transactions:


Year Ended Dec. 31, 1996                   High                    Low
------------------------                   ----                    ---

         First Quarter                    $  5.00                $  2.19

         Second Quarter                      7.06                   3.81

         Third Quarter                       6.50                   4.83

         Fourth Quarter                      5.50                   4.50


Year Ended Dec. 31, 1997
------------------------

         First Quarter                    $  5.75               $  5.125

         Second Quarter                      5.75                   3.75

         Third Quarter                       5.00                   3.75

         Fourth Quarter                      5.25                   2.25


As of April 10, 1998 there were 15,724,893 shares of Common Stock outstanding and held of record by approximately 950 stockholders.

The payment of dividends on the Company's common stock is within the discretion of the Company's Board of Directors. To date, the Company has not paid any dividends on its common stock, and does not expect to pay any dividends in the foreseeable future. The Company intends to retain all earnings for use in the Company's operations.

In February 1997, two unsecured convertible promissory notes, in the aggregate amount of $300,000 plus interest at 8% due monthly, were converted into an aggregate of 300,000 shares of the Company's Common Stock pursuant to the exemption provided by Section 3a(9) of the Act.

ITEM 6. Management's Discussion and Analysis or Plan of Operation

General

U.S. Automotive (formerly, RT Industries, Inc.), organized as a Delaware corporation on January 16, 1992, engages in the manufacture, assembly and distribution of new and rebuilt automotive friction products.

During each of fiscal 1995, 1996 and 1997, the Company posted ever more significant losses from its continuing operations. In an effort to reverse declining sales and continuing loss of its customers, the Company embarked upon a plan to (1) restructure its operations and (2) expand its business through acquisitions.

Beginning in the later half of fiscal year 1995 and continuing during fiscal year 1996, the Company consolidated its outstanding indebtedness and reduced (chiefly through refinancing) its debt service expenses. This process continued during fiscal year 1997 and, in April 1997, the Company repaid its outstanding loan facility with Congress Financial Corporation (under which facility the Company had been in continuous default of certain financial covenants since fiscal year 1995). In addition, the Company continues to pay down various outstanding long term indebtedness with respect to trade payables and equipment creditors.

During fiscal 1997, the Company purchased new machinery and equipment to update obsolete and out-dated existing machinery and equipment at the Florida Facility as well as pursued the acquisition of additional manufacturing and distribution capabilities through the merger with Quality.

On August 29, 1997, the Company acquired, by merger, Quality Automotive Company (the "Merger"). As a result of the Merger, the Company acquired the capacity to manufacture friction materials for its own use in the manufacture and remanufacture of brake products as well as with respect to sales to third parties and other manufacturers. Following the Merger, the senior management of Quality Automotive Company became the senior management of the Company. The Merger was accounted for using the purchase accounting method and the results of Quality have therefore been included in the Company's results since the date of the Merger. The Company recorded goodwill, in the approximate amount of $6,380,000, representing the excess of the purchase price over the value of the acquired assets and liabilities (in accordance with estimates of fair market value on the date of the Merger). Goodwill is being amortized over 20 years. Amortization expense for the year ended December 31, 1997 and accumulated amortization at December 31, 1997 was $106,332.

The Company believes that the machinery, equipment, dies, molds and tooling resulting from the integration of Quality and U.S. Automotive enables the Company to manufacture and market a full line of friction brake products (lining as well as integrally molded and riveted brake pads and both bonded and riveted brake shoes.) By manufacturing a complete line, the Company intends to attract new business and provide better service to existing customers as well as better control its inventory.

New business, however, requires more working capital than has been generally available to the Company. Between February and April 10, 1998, the Company raised approximately $1,200,000 in capital and has entered into financing arrangements that, if fully funded, or subscribed to, would provide an additional $1,800,000 in working capital (the "1st Quarter Financing"). Management believes that such financing, in conjunction with the Credit Facility, is sufficient to meet the Company's on-going working capital needs. The Company is also attempting to raise funds through the sale of convertible debt or equity securities. If the Company is successful in raising such additional funds, it is anticipated that a majority of the proceeds would be used to retire the 1st Quarter Financing.

Results of Operations

Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996

Net Sales. Net sales for the year ended December 31, 1997 were $6,999,636 as compared to net sales of $3,912,237 for the year ended December 31, 1996. The increase of $3,087,399 or 44% resulted from the addition of 4 months of Quality sales ($4.3 million), offset by a $1.2 million reduction in sales generated by the Florida Facility.

Gross Profit (Loss). For the year ended December 31, 1997, the Company had a gross profit of $1,021,365, representing an increase of $2,500,000 when compared to the gross loss of ($1,422,790) for the year ended December 31, 1996. The increase in gross profit was attributed to a 79% increase in sales offset in part by a 12% increase in the overall cost of sales, each attributable to the acquisition of Quality. Cost of sales for the year ended December 31, 1997 was $5,978,271 as compared to $5,335,027 for the year ended December 31, 1996.

Selling, General and Administrative Expenses. Selling, general and administration expenses for the year ended December 31, 1997 were $10,107,801 as compared to $2,694,496 for the year ended December 31, 1996, representing an increase of 275%. The $7,413,305 increase in total operating expense was comprised of (i) a $600,000 increase in selling and delivery expense (from $574,939 in fiscal 1996 to $1,179,218 in fiscal 1997) resulting from the Merger and (ii) a $6,809,026 increase in the general and administrative expenses caused by the inclusion of the Quality selling, general and administrative expense of approximately $1,300,000, charges of approximately $3,340,000 relating to increases in valuation reserves and the writedown of certain assets located at the Florida Facility, a $350,000 settlement payment to a former officer and director of the Company, approximately $1,200,000 in aggregate fees and expenses relating to the Reg S transactions completed during fiscal 1997, and $850,000 relating to fees and expenses incurred in connection with the Merger.

Interest Expense. Other income and expense increased by $1,947,479 from $2,000,884 in fiscal 1996 to $3,948,363 in fiscal 1997. This increase was predominately attributable to the increase in interest expense associated with the $12,000,000 raised through the sale of convertible debentures. In addition, approximately $215,000 related to the Merger.

Net Income (Loss). The net loss in fiscal 1997 was ($13,034,799) or ($1.22) per share based on 10,724,780 weighted average common and common equivalent shares outstanding compared to a net loss of ($6,118,170) or ($.90) per share in fiscal 1996 based on 6,771,801 common and common equivalent shares outstanding. The increase in net loss of $6,916,629 was primarily the result of the increase in interest expense and certain non-recurring general and administrative expenses discussed above.

Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995

Net Sales. Net sales for the year ended December 31, 1996 were $3,912,237 as compared to net sales of $8,369,067 for the year ended December 31, 1995. The decrease of $4,456,830 or 53% resulted principally from losses in the Company's customer base and a lack of working capital to service its customers.

Gross Profit (Loss). For the year ended December 31, 1996, the Company had an operating loss of $4,117,286 as compared to an operating loss of $5,507,865 for the year ended December 31, 1995. The reduction of $1,390,579 in operating loss resulted from a reduction of $2,156,512 in total operating expenses from $4,851,008 in fiscal 1995 to $2,694,496 in fiscal 1996. The full impact of the reduction in operating expenses was offset by a decrease in net sales from $8,369,067 to $3,912,237 in 1995 and 1996, respectively. The loss of sales is attributable to the loss of customers and the impaired ability to attract new customers as a result of the Company's financial difficulties.

Selling, General and Administrative Expenses. Selling and delivery expenses were $574,939 and $909,669 in fiscal 1996 and fiscal 1995, respectively. The decrease of $334,730 was the result of lower sales in 1996. General and administrative expenses were reduced by $1,495,546 (46.4%) from $3,220,897 in fiscal 1995 to $1,725,351 in fiscal 1996. This reduction was the result of the Company's continuing restructuring efforts. Bad debt expense was $394,206 and $720,442 in 1996 and 1995. respectively. Lower sales and improved collection efforts accounted for this reduction.

Interest Expense. Interest expense increased from $460,832 in the year ended December 31, 1995 to $2,027,746 for the year ended December 31, 1996. The increased interest expense of $1,566,914 was due to an interest charge of $1,214,583 for the value of the conversion discount off the fair market value of the Company's common stock available to the holders of convertible debentures issued by the Company during fiscal 1996 at the date of issuance.

Net Income (Loss). The net loss in fiscal 1996 was ($6,118,170) or $(.90) per share based on 6,771,801 weighted average common and common equivalent shares outstanding compared to a net loss of ($4,179,642) or ($1.46) per share in fiscal 1995 based on 2,864,101 common and common equivalent shares outstanding. The increase in net loss of $1,938,528 or 46.4% was the result of approximately $1.2 million of interest expense recorded pursuant to conversion of convertible debentures, together with the absence of debt forgiveness benefit recorded in fiscal 1995 by the Company in the amount of $1 million.

In 1995, the Company had an income tax benefit of $772,999, that resulted from the reversal of the deferred tax liability on the balance sheet as of December 31, 1994. No income tax benefit was recorded in 1996 as a result of the change in the valuation allowance on the deferred income tax asset. The net loss before extraordinary gain was $6,118,170 and $5,195,698 for 1996 and 1995, respectively. The extraordinary gain from forgiveness of debt, net of income taxes was $1,016,056 in 1995. The net loss was $6,118,170 and $4,179,642 in 1996 and 1995, respectively.

Liquidity and Capital Resources

During the year ended December 31, 1997, the Company financed its operations primarily through net proceeds from the Company's private sales of equity and debt securities, borrowings from its lending institution and cash generated by operations.

At December 31, 1997, the Company had consolidated cash and short-term investments totalling $1,001,843 and working capital of $2,897,284. At December 31, 1996, the Company had consolidated cash and short-term investments totalling $956,548 and working capital of $3,473,422. This decrease in working capital was due primarily to accrued liabilities attributable to the Merger.

Net cash provided by financing activities for fiscal 1997 was $8,901,333 consisting primarily of the proceeds of the private offerings of Convertible Debentures aggregating $10.5 million (the "Reg S Debentures") issued by the Company in transactions exempt from registration pursuant to Regulation S promulgated by the Securities Exchange Commission under the Securities Act (collectively, the "Reg S Offerings"). Proceeds from such Reg S Offerings were used to fund the Merger and to replace cash depleted through losses by the Company.

Prior to April 1997, the Company had a $7.5 million secured line of credit with Congress Financial Corporation. Such line of credit matured in April
1997, at which time the Company did not renew the credit line.

After the Merger, a principal source of capital for the Company's operations was the line of credit (the "Credit Facility") between Quality and LaSalle Business Credit, Inc. ("LaSalle"), which consisted of the following, all of which matured on March 31, 1998:

     (i) a secured revolving credit facility of up to $7.5 million. Advances are made by formula on the Company's accounts receivable and inventory. At December 31, 1997, the revolving credit had approximately $4.8 million of a possible $5.3 million outstanding. Interest is calculated at the prime rate plus 1% (9.5% at December 31,
          1997)

     (ii) a secured loan covering machinery equipment, property and plant having an original loan amount of approximately $3,500,000 of which $900,000 was outstanding at December 31, 1997. Monthly installments of $50,000 are due until maturity, at which time any balance owing is due. Interest is calculated at the prime are plus 1% (9.5% at December 31,
          1997)

    (iii) a secured loan covering machinery and equipment put into service under a capital expenditure facility of 1995. The original amount outstanding was approximately $1,000,000. At December 31, 1997, the balance outstanding was approximately $600,000. The loan calls for monthly payments of $31,000 with any balance being due at the maturity date. Interest is calculated at the prime rate plus 1% (9.5% at December 31, 1997)

Quality's obligation to pay the principal of, interest on, premium, if any, and all other amounts payable on account of the Credit Facility, which is secured by substantially all of the assets of Quality as well as the pledge of all of the Company's ownership interest in Quality. Upon the occurrence of an event of default specified in the Credit Facility (including failure to satisfy certain financial covenants), the maturity of the outstanding principal amounts of the revolving credit loans and the equipment loans may be accelerated by LaSalle who may also foreclose on the secured assets of Quality.

The Credit Facility had a maturity date of March 31, 1998. Quality has requested that LaSalle extend the Credit Facility for one year as well as grant a new $2.0 million capital expenditure finance facility (carrying an 85% advance rate against new equipment purchased (acquired after June 1997), with interest and maturity date consistent with other fixed asset financing, except that there will be no amortization of principal during 1998). LaSalle has advised the Company of its willingness to grant such request, subject to satisfactory documentation. The Company believes that such arrangement will be finalized during the second quarter of 1998. Until such time as documentation of the loan extension and additional loan is executed, all of the Company's indebtedness to LaSalle is due on demand.

In addition to the Line of Credit, the Company obtained additional financing during the year ended December 31, 1997 through the private sale of convertible debentures. For the year ended December 31, 1997, the Company issued a total of $10,500,000 of convertible debentures. Such convertible debentures enabled their holder to convert such convertible debentures into the Company's common stock at the lesser (i) of 75% or 80% of the average market value of the Company's common stock for the five trading days preceding the date of conversion (depending on the specific terms of the convertible debentures) or (ii) 110% of the average market value of the Company's common stock for the five trading days preceding the date of the convertible debentures was issued. All of the convertible debentures (principal plus accrued interest) were converted during fiscal 1997, resulting in an issuance of an aggregate of 5,263,391 shares of the Company's Common Stock. For the year ended December 31, 1997, $3,500,000 of interest expense has been recorded for the difference between the conversion prices of the convertible debentures and the fair market value of the Company's common stock at the time of conversion.

In addition, the Company obtained short-term financing from one of its principal stockholders in June, 1997 for use in connection with a settlement entered into with a former officer and director of the Company and certain affiliated entities. The loan, in the amount of $350,000, was evidenced by a promissory note, bearing interest at the annualized rate of 8.5%, which note was repaid in full in August, 1997. In connection with the loan, the Company issued to such principal stockholder five year warrants to purchase up to 10,000 shares of the Company's common stock, with an exercise price of $3.75 per share.

Recent Accounting Pronouncements

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The impact on the Company's financial statements compared to information presently available is not expected to be significant. Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires public companies to report financial and descriptive information about operating segments. The statement intends to align reportable segments and certain disclosures with how the operations are managed internally. The impact of this statement on the Company's disclosure is not expected to significant. In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits," which adds disclosure requirements on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer useful. These statements will be adopted by the Company in fiscal year 1998.

Inflation

Inflation has historically not had a material effect on the Company's operations.

Impact of the Year 2000

Many computer systems experience problems handling dates beyond the year 1999. In 1997 the Company purchased new manufacturing and financial software from a recognized leader in its field. During 1997, the Company's computer hardware was upgraded to the AS400. The new system, which fully contemplates the potential computer related problems with the new millennium, is in the final stages of testing in the Tappahannock, Virginia facility. The Company's new system accommodates remote locations and the Sandford, Florida facility is expected to be placed on-line in Summer 1998.

In addition, the Company is assessing the readiness of third-party suppliers and customers whose computer systems interact with the Company's systems. There is no guarantee that these third parties will timely convert their systems or that their systems will not have an adverse effect on the Company's systems.

ITEM 7 Financial Statements

The Consolidated Financial Statements of the Company appear herein following
Item 13 below.

ITEM 8 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     The information required by this item has previously been reported in the Company's Current Report on Form 8-K for the event dated August 29, 1997 (Item
2) and Amendment No. 1 thereto.

Part III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

The table below sets forth the name, age and certain information as to the Directors and executive officers of the Company.

     Name                           Age      Position
     ----                           ---      --------

John W. Kohut                       51       Chairman of the Board, Director(1)

Martin Chevalier                    52       Chief Executive Officer, President
                                             and Director

John W. Kenney(2)                   54       Treasurer and Secretary

David Love                          63       Director(1)

Mandel Sherman                      59       Director(1)
------------------
(1)  Member, Audit Committee

(2)  Mr. Kenney resigned as Treasurer and Secretary, effective March 27, 1998.

John W. Kohut has been a director of the Company since August 1997 and has served as the Chairman of the Board of the Company since Quality was acquired, by merger, on August 29, 1997. Mr. Kohut also has served since August, 1997 as the primary financial officer of the Company. Prior to the Merger, he was a substantial equity owner in Quality. Since January 1991 Mr. Kohut has served as President of RamKo Venture Management, Inc. ("RamKo"), an investment banking and consulting firm. He currently continues to serve in such capacity. The Company has engaged RamKo as a consultant to the Company since December 1996.

Martin Chevalier has been a director of the Company since August 1997 and has served as President and Chief Executive Officer of the Company following the Merger. He also has served as President of Quality since December 1988. Prior to the Merger, he was also a principal equity owner of Quality.

John W. Kenney served as the Treasurer and Secretary of the Company at year end December 31, 1997, which position he held from September 2, 1997 until March 27, 1998. He also served as President and Chief Executive Officer of the Company from November 1995 to September 1997 and Chairman of the Board of the Company from July 1996 to August 1997. Mr. Kenney had agreed upon the consummation of the Merger to serve as interim Treasurer through March, 27, 1998 and has resigned as of that date.

David Love has been a director of the Company since July 1996. He has served as Chairman of the Audit Committee since August 1997. Over the past five plus years, Mr. Love has been a practicing independent Certified Public Accountant and attorney in the greater Boston area. In addition, Mr. Love is a practicing arbitrator and mediator. Mr. Love is currently the Chief Financial Officer of Quality Microwave, Inc., a private corporation located in Wilmington, MA, which office he has held since April 1995.

Mandel Sherman has been a director of the Company since July, 1996. Mr. Sherman has also provided consulting services to the Company through Baroque Investments, Inc., a consulting firm engaged in December 1995 by the Company, terminating December 31, 2000. Since 1983, Mr. Sherman has served as an investor and manager in a variety of privately-held real estate ventures and more recently, investment firms and companies, including without limitation First Providence Financial Association Inc., a member of NASD. Since 1996, he has served as President and principal stockholder of Miss Sloan Capital Ltd., an investment company and general partner of Elmgrove, which partnership is a principal stockholder of the Company. In the past, Mr. Sherman served as an executive officer in both public and private companies engaged in the precious metals industry. He has also served as President of Westbury Alloys, LLC. and Manager of Wingate Financial Associates, LLC since 1996.

Compliance with Section 16(a) of the Securities Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10 percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on the Company's review of the copies of such forms received by the Company, the Company believes that, during the year ended December 31, 1997, all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were complied with except that (1) Form 4's, covering January 1997 and June 1997 were untimely filed by Elmgrove Associates II, L.P.; (2) Form 4's, covering March 1996, January 1997 and June 1997 relating to transactions by Elmgrove, were untimely filed by Mr. Mandel Sherman, the President and principal stockholder of Elmgrove's General Partner; and (3) Form 3, covering July 1996, was untimely filed by Mr. David Love.

ITEM 10.  Executive Compensation

Officers Salaries

The following table sets forth for the fiscal years ended December 31, 1997, 1996 and 1995 the compensation of the Company's Chief Executive Officer and any executive officer of the Company, other than the Chief Executive Officer, whose aggregate compensation exceeded $100,000 for the fiscal year ended December 31, 1997:

                           Summary Compensation Table

                                                                    Other Annual
Name/Position                  Year         Salary                 Compensation
-------------                  ----         ------                 ------------

Martin Chevalier,              1997         $  75,000 (1)             none
President/Chief Executive
Officer

John W. Kohut,                 1997           N/A                  $ 60,000 (2)
Chairman of the Board

John K. Kenney (3)             1997         $ 110,000              $ 36,000
                               1996         $ 110,000              $ 18,000
                               1995         $  22,856 (4)             none
================================================================================

----------
     (1) Based on four months employment at an annual rate of $225,000. Mr. Chevalier was employed by the Company effective August 29, 1997, following the Merger.

     (2) Based on distributions to RamKo, pro-rated over 4 months. The Company engaged RamKo as a consultant on August 29, 1997, at a rate of $45,000 per quarter. Mr. Kohut is the President of RamKo. He also became Chairman of the Board of the Company on August 29, 1997. RamKo was initially engaged in December, 1996.

     (3) Mr. Kenney served as President and Chief Executive Officer of the Company from mid-October, 1995, until September 2, 1997, at which time he was employed by the Company as Treasurer and Secretary. His effective annual salary rate of $110,000 did not change. Mr. Kenney resigned from his position as Treasurer and Secretary, effective March 27, 1998.

     (4) Based on two and one-half months employment at an annual rate of $110,000.

Employment and Consulting Agreements

The Company has entered into a three-year employment agreement with Martin Chevalier, whereby Mr. Chevalier serves as President and Chief Executive Officer of each of the Company and Quality. The employment agreement provides for an annual base compensation of $225,000 plus annual bonuses of (i) five percent (5%) of the first $1,000,000 in audited pre-tax consolidated profits of the Company and Quality and (ii) ten percent (10%) of audited pre-tax consolidated profits of the Company and Quality in excess of $1,000,000 but not to exceed $500,000 in any given year. The employment agreement provides for Mr. Chevalier's employment on a full-time basis and contains a provision that the employee will not compete or engage in a business competitive with the current or anticipated business of the Company during the term of the employment agreement and for a period of two years thereafter. Mr. Chevalier's employment under the employment agreement may be terminated for "cause" by the Company or Quality.

The Company has entered into a three-year consulting agreement, commencing August 29, 1997, with RamKo, of which Mr. Kohut is the President. pursuant to which RamKo has agreed to provide general business and financial advice to the Company. The agreement provides for quarterly payments of $45,000 plus reasonable and necessary expenses. The agreement also provides that services rendered by RamKo shall not exceed twenty-five (25) days in any given calendar quarter (otherwise, the Company is liable to RamKo for an additional charge). In addition, RamKo and its directors, shareholders, agents, officers and employees have agreed not to perform services or engage in any business deemed to be in competition with the Company. The agreement may be terminated for "cause" by the Company.

The Company has entered into a consulting agreement, terminating December 31, 2000, with Baroque Investments Inc. ("Baroque"), of which Mr. Sherman is the President, pursuant to which Baroque has agreed to provide overall strategic advice and planning in connection with the acquisition and/or development of complementary products and businesses and the finances of the Company. The agreement provides for an annual rate of $60,000, payable in monthly installments of $5,000, plus reasonable and necessary expenses.

Committees of the Board of Directors

In August 1997, the Company established an Audit Committee comprised of Messrs. Love, Kohut and Sherman. The Audit Committee, among other things, makes recommendations to the Board of Directors with respect to the engagement of the Company's independent certified public accountants and the review of the scope and effect of the audit engagement.

Options/SARs

No options/SARs were granted to the Named Executives during the fiscal year ended December 31, 1997 or were owned by the Named Executives at December 31, 1997.

Director Fees and Other Remuneration

All directors receive a director's fee of $25,000 per annum in connection with their participation on the Board of Directors; provided, however, that each director is deemed to have waived such fee, or portion thereof during that year, to the extent that during such year such director otherwise receives compensation from the Company for services rendered in excess of such aggregate fee. Currently, only Mr. Love receives the $25,000 annual director's fee.

In addition to his director fees, Mr. Love receives an additional $11,000 for serving as Chairman of the Audit Committee.

Stock Plans

On March 13, 1992, the Company's Board of Directors and stockholders approved the Company's Employee Stock Option Plan (the "ESO Plan"). Under the ESO Plan, in the discretion of the Compensation Committee of the Board of Directors, options may be granted to key employees (including officers) of the Company and its subsidiaries for the purchase of shares of the Company's common stock. Options granted may be (a) incentive stock options within the meaning of the U.S. Internal Revenue Code Section 422(b) or (b) non-qualified options. The ESO Plan does not limit the number of options which may be granted to an employee or the number of shares which may be subject to any option, except that (y) the aggregate fair market value (as determined at the time the option is granted) of the Company's common stock with respect to which incentive stock options are exercisable for the first time by any employee during any calendar year may not exceed $100,000, and (z) no incentive stock options or non-qualified stock options may be granted to any employee who owns (at the time the option is granted) stock possessing more than 10% of the total combined voting power of all classes of stock of his employer corporation or any of its parent corporations or subsidiary corporations. If any option expires, terminates or is canceled for any reason without having been exercised in full, the shares which were reserved for issuance upon its exercise again become available for the purposes of the ESO Plan. The ESO Plan terminates in March 2002. Each option under the ESO Plan is granted pursuant to an agreement with the optionee. The incentive stock options are subject to anti dilution protection. The Company is authorized to issue up to 60,000 options under the ESO Plan. During the period of June 12, 1992, through September 30, 1994 options were granted to various employees of the Company at prices ranging from $3.75 to $17.1875. Such options become exercisable at various dates and expire at the end of not more than 10 years from the date of the grant or within sixty days of termination of employment with the Company, which ever is earlier. As of the date hereof, only 1,400 options were outstanding under the ESO Plan.

ITEM 11  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 1998, the number of shares of the Company's outstanding Common Stock beneficially owned by (i) each director of the Company; (ii) each person who is known by the Company to beneficially own 5% or more of the outstanding Common Stock; (iii) each of the persons named in the Summary Compensation Table (the "Named Executives"); and (iv) all of the Company's directors and executive officers as a group (based on information furnished by such persons). Unless otherwise indicated, the beneficial owners exercise sole voting and/or investment power over their shares.



                                                     Amount and
                                                     Nature of
          Name and Address of Beneficial             Beneficial
                     Owner(1)                       Ownership(2)        Percent
         -------------------------------            ------------        -------

Elmgrove Associates II., L.P (3)............       2,027,500(4)           11.9%

Mandel Sherman (5) .........................       2,027,500(4)(6)        11.9%

John W. Kohut ..............................         736,228(7)            4.6%

Martin Chevalier ...........................       1,102,503(8)            7.0%

David Love (9) .............................          12,500(10)            *

John Kenney (11)............................               0                *

All executive officers and directors as
a group (5 persons) ........................       3,878,731(4)(5)        21.8%
                                                            (6)(7)
------------------

*    less than 1%

(1) Unless otherwise indicated, the address of each beneficial owner of more than 5% of the Common Stock is c/o the Company.

(2) A person is deemed to be the beneficial owner of voting securities that can be acquired by such person within 60 days from March 31, 1998 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of March 31, 1998 have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) Elmgrove's address is 210 Dartmouth, Pawtucket, RI 02860. Mandel Sherman, a director of the Company, is President of the General Partner of Elmgrove.

(4) Includes 1,277,500 shares issuable upon exercise of currently exercisable warrants. 750,000 shares of Common Stock held by Elmgrove are also subject to a lock-up agreement, dated August 29, 1997, whereby Elmgrove has agreed to certain volume restrictions and limitations on the sale of these shares over a 5 year period.

(5) Mr. Sherman's address is c/o Elmgrove Associates II, L.P. at 210 Dartmouth, Pawtucket, RI 02860.

(6) Represents shares beneficially owned by Elmgrove. Mr. Sherman may also be deemed to be the beneficial owner of the share by virtue of his position as President of the General Partner of Elmgrove.

(7) All of the shares are subject to a lock-up agreement, dated August 29, 1997, restricting the sale of shares over a 5 year period.

(8) All of the shares are subject to a lock-up agreement, dated August 29, 1997, restricting the sale of shares over a 5 year period.

(9) Mr. Love's address is 68 Hammond Pond Parkway, Chestnut Hill, Massachusetts 02167.

(10) Represents shares issuable upon exercise of currently exercisable warrants.

(11) Mr. Kenney resigned from his position as Treasurer and Secretary, effective March 27, 1998.

ITEM 12  Certain Relationships and Related Transactions

In March 1997, the Company repaid a Promissory Note, in the principal amount of $100,000, plus interest at a rate of 12% per annum, evidencing an indebtedness to Elmgrove, a principal stockholder of the Company, for a loan made by Elmgrove to the Company in 1996. Mandel Sherman, a director of the Company, is the President and principal stockholder of Miss Sloan Capital, Inc., the general partner of Elmgrove.

In connection with the foregoing loan from Elmgrove and an additional loan, in the amount of $490,000 made by Elmgrove to the Company (which was repaid during 1996), the Company granted Elmgrove 10 year warrants to purchase up to an aggregate of 1,180,000 shares of the Company's common stock at an exercise price of $2.28 per share, subject to adjustment, under certain conditions. The Company also provided Elmgrove with piggyback and demand registration rights with respect to the shares issuable upon exercise of the warrants, under certain conditions. The Company may redeem such warrants at a redemption price of $0.05 per warrant.

In 1995, the Company entered into a consulting agreement, terminating December 31, 2000, with Baroque Investments Inc. ("Baroque"), of which Mr. Sherman (a director of the Company) is the President. Such consulting agreement provides for Baroque to render overall strategic advice and planning in connection with the acquisition and/or development of complementary products and businesses and the finances of the Company. The agreement provides for an annual rate of $60,000, payable in monthly installments of $5,000, plus reasonable and necessary expenses.

On May 31, 1997, the Company borrowed from Elmgrove $350,000, evidenced by a non-negotiable promissory note, bearing interest at a rate of 8% per annum, which was repaid in August 1997. In connection with the loan, the Company granted to Elmgrove 10 year warrants to purchase 10,000 shares of the Common Stock at an exercise price of $3.75 per share.

In connection with the consummation of the Merger with Quality on August 29, 1997, each of Messrs. Chevalier and Kohut, as shareholders of Quality Automotive Company, received promissory notes from the Company, in the amounts of $2,697,841.73 and $ 1,802,158.27, respectively, as well as 1,102,503 and 736,228 shares of Common Stock, respectively. Such notes bear interest at a rate of 8% per annum, payable quarterly commencing August 1, 1998, and are payable in full on August 29, 1999. Such notes are the direct obligation of Quality and are guaranteed by U.S. Automotive, which also pledged all of its stock in Quality as additional collateral. The stock pledge is subordinated to the LaSalle Credit Facility. Messrs. Chevalier and Kohut currently serve as directors and, in the case of Chevalier, an officer of the Company.

On August 29, 1997, the Company also entered into a three-year consulting agreement with RamKo, of which Mr. Kohut (a director and Chairman of the Board of the Company) is the President. Such consulting agreement provides for quarterly payments to RamKo of $45,000 plus reasonable and necessary expenses. The consulting agreement also provides that RamKo and its directors, shareholders, agents, officers and employees shall not perform services or engage in any business deemed to be in competition with the Company. The agreement may be terminated for "cause" by the Company.

On February 27, 1998, the Company sold debt and equity securities to Elmgrove and David Love, an affiliate and a director of the Company, respectively. The sale was made pursuant to a private placement consisting of two (2) unsecured non-negotiable promissory notes in the aggregate principal amount of $400,000, bearing interest at the rate of 10.5% per annum, and warrants to purchase up to an aggregate of 100,000 shares of the Common Stock, maturing in February
2003, at a conversion price equal to the greater of $2.00 per share or the last sales price of the Common Stock as reported on NASDAQ SmallCap Market for the trading date immediately preceding the exercise date, subject to adjustment in certain conditions. The net proceeds to the Company were approximately $370,000. The warrants are redeemable by the Company, upon notice of not less than 30 days at a price of $0.05 per warrant, provided that the closing bid quotation of the Common Stock on all 20 trading days ending on the third day prior to the day of which the Company gives notice of redemption has been at least 150% of the then effective exercise price of the warrants. The holders of the Warrants shall have the right to exercise them until the close of business on the date fixed for redemption. The exercise price and number of shares of Common Stock or other securities issuable on exercise of the warrants are subject to adjustment in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation of the Company.

ITEM 13.  Exhibits, Lists and Reports on Form 8-K

         (a)      Financial Statements

                  See list of Financial Statements on F-1.

         (b)      Reports on Forms 8-K and 8-K/A

                  The Company filed reports with the Securities and Exchange Commission on Form 8-K for events dated each of August 29, 1997 (Item 2. Merger with Quality and Item 4. Change of Public Accountants), as amended by Forms 8-K/A filed on each of September 22, 1997 (Item 4. Prior Accountants Letter) and December 12, 1997 (Item 2. Pro Forma and Financial Statements), and Form 8-K filed on December 8, 1997 (Item 5. Conversion of convertible debentures sold in August 1997 Regulation S Offering).

         (c)      Exhibits


     3.1    Amended and Restated Certificate of Incorporation (1)

     3.2    By-laws of the Company (1)

     4.1 Form of certificate evidencing Common Stock, $.001 par value, of the Company, (1)

     10.1   Form of  Employment  Agreement,  dated  August 29,  1997,  of Martin
            Chevalier

     10.2 Agreement and Plan of Merger dated as of June 6, 1997, by and among the Company, its subsidiary, Quality Automotive Company and its stockholders. (2)

     10.3 Amended and Restated Promissory Note, dated August 29, 1997, to each of John W. Kohut and Linda S. Ram

     10.4 Amended and Restated Promissory Note, dated August 29, 1997, to each of Martin and Malvina B. Chevalier

     10.5 Guaranty, dated August 29, 1997, from the Company to each of John Kohut and Linda S. Ram. (2)

     10.6 Guaranty, dated August 29, 1997, from the Company to each of Martin and Malvina B. Chevalier (2)

     10.7 Stock Pledge and Security Agreement, dated August 29, 1997, among the Company, its subsidiary, Quality Automotive Company and its stockholders (2)

     10.8 Registration Rights Agreement, dated August 29, 1997, between the Company and certain stockholders (2)

     10.9   Lock-Up of John W. Kohut, Linda S. Ram. Martin Chevalier and Malvina
            B. Chevalier (2)

     10.10  Lock-Up of Elmgrove Associates II, L.P. (2)

     10.11 Consulting Agreement, dated August 29, 1997, with RamKo Venture Management, Inc.

     10.12 Amended and Restated Revolving Credit, Term Loan and Security Agreement (the "Credit Agreement") among Quality, the Company, and LaSalle Business Credit, Inc. f/k/a StanChart Business Credit, Inc., dated as of December 30, 1992

     10.13  Second Amendment, dated May 26, 1994 to the Credit Agreement

     10.14  Third Amendment, dated December 26, 1995 to the Credit Agreement

     10.15 Waiver, Fourth Amendment and Assumption Agreement, dated August 29, 1997 to the Credit Agreement

     10.16 Consulting Agreement, dated December 15, 1995, as amended, with Baroque Investment, Inc.

     10.17 Settlement Agreement, dated January 30, 1997, with former officer and director of the Company and his affiliates (3)

     10.18 Form of Promissory Note issued in favor of each of Elmgrove and David Love

     10.19  Form of Warrant issued in favor of each of Elmgrove and David Love

     10.20 Form of Registration Rights Agreement issued in favor of each of Elmgrove and David Love

     10.21  Form of $2,000,000 Revolving Credit Agreement, dated March 31, 1998

     10.22  Form of Revolver Note in Credit Agreement

     10.23  Form of Warrant Certificate in Credit Agreement

     10.24  Form of Registration Rights Agreement in Credit Agreement

     21     Subsidiaries of the Company.

     27     Financial Data Schedule (for SEC use only).

----------
(1) Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form S-18, File No. 33-47037-A.

(2) Incorporated by reference to the comparable exhibit contained in the Current Report on Form 8-K filed by the Company for the event dated August 29, 1997.

(3) Incorporated by reference to the comparable exhibits contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            U.S. Automotive Manufacturing, Inc.



April 10, 1998                              By: /S/ JOHN W. KOHUT
                                                ------------------------------
                                                John W. Kohut,
                                                Chairman of the Board
                                                and principal financial officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                                                         DATED



/S/ JOHN W. KOHUT                   Director, Chairman of         April 10, 1998
---------------------------         the Board, (principal
John W. Kohut                       financial officer)



/S/ MARTIN CHEVALIER                Chief Executive Officer,      April 10, 1998
---------------------------         President, Director
Martin Chevalier                    (principal executive officer)


/S/ MANDEL SHERMAN
----------------------------        Director                      April 10, 1998
Mandel Sherman



/S/ DAVID LOVE                      Director, Chairman of         April 10, 1998
---------------------------         Audit Committee
David Love

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page


Report of Independent Public Accountants                                     F-2

Report of Independent Certified Public Accountants                           F-3

Consolidated Balance Sheets
   As of December 31, 1997 and 1996                                          F-4

Consolidated Statements of Operations
   For the Years Ended December 31, 1997, 1996, and 1995                     F-5

Consolidated Statements of Stockholders' Equity
   For the Years Ended December 31, 1997, 1996, and 1995                     F-6

Consolidated Statements of Cash Flows
   For the Years Ended December 31, 1997, 1996, and 1995                     F-7

Notes to Consolidated Financial Statements                                   F-8

                    Report of Independent Public Accountants



To the Board of Directors and Stockholders of U.S. Automotive Manufacturing, Inc.:

We have audited the accompanying consolidated balance sheet of U.S. Automotive Manufacturing, Inc. (formerly RT Industries, Inc.) and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Automotive Manufacturing, Inc. and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 12 and 8 to the financial statements, the Company has suffered recurring losses from operations and currently has insufficient working capital and available financing to fund current operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ ARTHUR ANDERSEN LLP


Richmond, Virginia
March 6, 1998

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


                                   /s/ BDO Seidman, LLP
                                   Certified Public Accountants


Orlando, Florida
Date: March 7, 1998

                       U.S. Automotive Manufacturing, Inc.


                           Consolidated Balance Sheets
                        As of December 31, 1997 and 1996


                                     Assets

                                                                    1997            1996
                                                                ------------    ------------
Current assets:
     Cash                                                       $  1,001,843    $    956,548
     Accounts receivable, net of allowance of
     $136,000 and $460,000, respectively                           2,800,755         582,381
     Inventories                                                   8,739,028       3,371,647
     Prepaid expenses and other                                      425,781         368,620
                                                                ------------    ------------
                 Total current assets                             12,967,407       5,279,196

Property, plant, and equipment, net                               10,256,556       3,161,293

Other assets:
     Goodwill, net                                                 6,273,665            --
     Deferred loan costs, net                                           --           242,458
     Other                                                              --            29,432
                                                                ------------    ------------
                  Total assets                                  $ 29,497,628    $  8,712,379
                                                                ============    ============


                      Liabilities and Stockholders' Equity


Current liabilities:
     Line of credit                                             $  4,815,211    $    758,486
     Current portion of long-term debt                             1,688,942         436,511
     Accounts payable                                              2,735,688         384,317
     Accrued liabilities                                             830,282         226,460
                                                                ------------    ------------
                  Total current liabilities                       10,070,123       1,805,774

Long-term liabilities:
     Long-term debt, less current portion                            242,414         298,874
     Notes payable to shareholders                                 4,500,000            --
     Accounts payable to shareholder                                    --           387,850
     Convertible debentures                                             --         1,800,000
                                                                ------------    ------------
                  Total liabilities                               14,812,537       4,292,498
                                                                ------------    ------------

Commitments and contingencies                                           --              --

Stockholders' equity:
     Common stock, ($.001 par value, 30,000,000
       shares authorized, 15,724,893 and
       8,322,771 shares issued and outstanding, respectively)         15,725           8,323
     Additional paid-in capital                                   38,885,545      15,592,938
     Accumulated deficit                                         (24,216,179)    (11,181,380)
                                                                ------------    ------------
                  Total stockholders' equity                      14,685,091       4,419,881
                                                                ------------    ------------
                  Total liabilities and stockholders' equity    $ 29,497,628    $  8,712,379
                                                                ============    ============



                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                       U.S. Automotive Manufacturing, Inc.

                      Consolidated Statements of Operations
              For the Years Ended December 31, 1997, 1996, and 1995


                                                                1997            1996           1995
                                                            ------------    ------------    ------------
Net sales (Note 3)                                          $  6,999,636    $  3,912,237    $  8,369,067

Cost of sales                                                  5,978,271       5,335,027       9,025,924
                                                            ------------    ------------    ------------
                  Gross profit (loss)                          1,021,365      (1,422,790)       (656,857)
                                                            ------------    ------------    ------------

Operating expenses:
     Selling and delivery                                      1,179,218         574,939         909,669
     General and administrative                                8,928,583       2,119,557       3,941,339
                                                            ------------    ------------    ------------
                  Total operating expenses                    10,107,801       2,694,496       4,851,008
                                                            ------------    ------------    ------------
                  Operating loss                              (9,086,436)     (4,117,286)     (5,507,865)
                                                            ------------    ------------    ------------

Other income (expense):
     Interest expense                                         (3,948,363)     (2,027,746)       (460,832)
     Other income                                                   --            26,862            --
                                                            ------------    ------------    ------------
                                                              (3,948,363)     (2,000,884)       (460,832)
                                                            ------------    ------------    ------------
     Net loss before income tax benefit and extraordinary
       gain                                                  (13,034,799)     (6,118,170)     (5,968,697)
     Income tax benefit                                             --              --           772,999
                                                            ------------    ------------    ------------
     Net loss before extraordinary gain                      (13,034,799)     (6,118,170)     (5,195,698)
     Extraordinary gain from forgiveness of debt, net of
       income taxes of $523,000 (Note 8)                            --              --         1,016,056
                                                            ------------    ------------    ------------
Net loss                                                    $(13,034,799)   $ (6,118,170)   $ (4,179,642)
                                                            ============    ============    ============

Loss per common share (basic and diluted):
     Before extraordinary gain                              $      (1.22)   $      (0.90)   $      (1.81)
     Extraordinary gain                                             --              --               .35
                                                            ------------    ------------    ------------
     Net loss per common share                              $      (1.22)   $      (0.90)   $      (1.46)
                                                            ============    ============    ============

Weighted average common shares outstanding                    10,724,780       6,771,801       2,864,101
                                                            ============    ============    ============


The accompanying notes are an integral part of these consolidated statements.

                       U.S. Automotive Manufacturing, Inc.

                 Consolidated Statements of Stockholders' Equity
              For the Years Ended December 31, 1997, 1996, and 1995

                                                                 Common Stock
                                                           -------------------------   Additional
                                                                             Par         Paid-in      Accumulated
                                                            Shares          Value        Capital        Deficit
                                                         ------------   ------------   ------------   ------------
Balance, December 31, 1994                                  1,241,143   $      1,241   $  4,390,342   $  (883,568)
     Reclassification of liabilities for stock options
       issued as compensation                                    --             --          122,650           --
     Issuance of common stock as payment of consulting
       fees and notes payable                               1,777,000          1,777      1,752,381           --
     Sale of common stock, net of offering costs of
       $128,675                                             2,063,000          2,063      2,281,763           --
     Net loss                                                    --             --             --       (4,179,642)
                                                         ------------   ------------   ------------   ------------
Balance, December 31, 1995                                  5,081,143          5,081      8,547,136     (5,063,210)
     Sale of common stock through private placements,
       net of offering costs of $231,258                    2,496,000          2,496      2,861,247           --
     Issuance of common stock as payment of consulting
       fees                                                    85,000             85        321,817           --
     Conversion of convertible notes payable into
       common stock                                           660,628            661      2,318,555           --
     Discount on conversion price of convertible
       debentures                                                --             --        1,214,583           --

     Issuance of warrants as payment of loan costs               --             --          329,600           --
     Net loss                                                    --             --             --       (6,118,170)
                                                         ------------   ------------   ------------   ------------
Balance, December 31, 1996                                  8,322,771          8,323     15,592,938    (11,181,380)
     Conversion of convertible notes payable into
       common stock                                           300,000            300        299,700           --
     Conversion of convertible debentures into common
       stock                                                5,263,391          5,263     11,994,737           --
     Discount on conversion price of convertible
       debentures                                                --             --        3,500,009           --
     Issuance of common stock in connection with the
       merger with Quality Automotive Company               1,838,731          1,839      7,498,161           --
     Net loss                                                    --             --             --      (13,034,799)
                                                         ------------   ------------   ------------   ------------
Balance, December 31, 1997                                 15,724,893   $     15,725   $ 38,885,545   $(24,216,179)
                                                         ============   ============   ============   ============



  The accompanying notes are an integral part of these consolidated statements.

                       U.S. Automotive Manufacturing, Inc.

                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996, and 1995


                                                                              1997           1996            1995
                                                                        ------------    ------------    ------------
Reconciliation of net loss to net cash used in operating activities:
     Net loss                                                           $(13,034,799)   $ (6,118,170)   $ (4,179,642)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation and amortization                                       820,612         867,907         626,302
         Deferred income taxes                                                  --                --        (287,000)
         Provision for inventory valuation                                 1,345,776              --            --
         Provision for property, plant, and equipment valuation            1,583,630              --            --
         Convertible debenture accrued interest converted to common
           stock                                                                --            44,216            --
         Issuance of common stock as payment of consulting services             --           207,830         527,000
         Issuance of a note payable as payment of consulting services           --                --         477,158
         Loss on forgiveness of stockholder note receivable                     --                --          90,621
         Discount on conversion price of convertible debentures            3,500,009       1,214,583            --
         Write-off of deferred loan costs                                       --           253,750            --
         (Increase) decrease in:
              Trade receivables                                              473,850         320,634       1,850,577
              Inventories                                                   (612,928)        450,180       1,663,681
              Prepaid expenses                                               722,868          65,942         213,831
         Increase (decrease) in:
              Accounts payable                                               129,743        (595,262)     (1,976,041)
              Accrued liabilities                                            477,164        (224,687)        590,156
              Account payable to stockholder                                (387,850)        163,850         224,000
                                                                        ------------    ------------    ------------
                  Net cash used in operating activities                   (4,981,925)     (3,349,227)       (179,357)
                                                                        ------------    ------------    ------------
Cash flows from investing activities:
     Proceeds from sale of fixed assets held for sale                           --                --          18,038
     Purchase of property and equipment                                     (980,570)        (85,138)        (65,677)
     Acquisition of Quality Automotive Company, net of
       cash acquired                                                      (2,893,543)             --            --
     Increase in other assets                                                   --            59,074         142,573
                  Net cash provided by (used in) investing activities     (3,874,113)        (26,064)         94,934
                                                                        ------------    ------------    ------------
Cash flows from financing activities:
     Reduction of line of credit and long-term debt                       (1,598,667)     (2,024,571)     (2,314,452)
     Payments received from stockholder note receivable                         --                --          49,629
     Proceeds from issuance of convertible debentures                     10,500,000              --            --
     Proceeds from issuance of convertible notes payable                        --         3,775,000            --
     Sale of common stock                                                       --         2,863,743       2,283,826
     Deferred loan costs                                                        --          (403,750)           --
                                                                        ------------    ------------    ------------
                  Net cash provided by financing activities                8,901,833       4,210,422          19,003
                                                                        ------------    ------------    ------------
Net increase (decrease) in cash                                               45,295         835,131         (65,420)

Cash, beginning of year                                                      956,548         121,417         186,837
                                                                        ------------    ------------    ------------
Cash, end of year                                                       $  1,001,843    $    956,548    $    121,417
                                                                        ============    ============    ============

  The accompanying notes are an integral part of these consolidated statements.

                       U.S. Automotive Manufacturing, Inc.

                   Notes to Consolidated Financial Statements

1.   Business Operations and Organization:

U.S. Automotive Manufacturing, Inc., a Delaware corporation formed on January 16, 1992, changed its name from RT Industries, Inc., in 1997. U.S. Automotive Manufacturing, Inc. and its subsidiaries (collectively the "Company"), manufacture, assemble and distribute new and rebuilt automotive friction products (brake pads and remanufactured brake shoes). The Company sells the friction products to the automotive aftermarket (replacement parts sold for use on motor vehicles after initial vehicle purchase). Sales of the Company's products are made to automotive distributors, mass merchandisers and chain stores located throughout the United States and internationally. The Company does not market its products directly to retail customers.

The Company's core business is the manufacture, assembly, and distribution of new replacement brake pads. Brake pads, brake shoes or a combination of both are incorporated in all makes and models of American and imported automobiles. The Company manufactures both "integrally molded" and "riveted" brake pads, utilizing both organic and semimetallic friction material. Integrally molded brake pads involve a manufacturing process that uses heat and pressure to affix the friction material to the metal backing plate. All imported and the majority of late model domestic automobiles are equipped with integrally molded brake pads. Most older domestic automobiles are equipped with riveted brake pads, whereby the friction material is affixed to the metal backing plate with metal rivets.

With the merger with Quality Automotive Company ("Quality") (see Note 3), the Company acquired technology and capacity to additionally manufacture friction material linings for brake shoes and to remanufacture both riveted and bonded brake shoes.

The Company leases its plant facilities and equipment as well as operates its business through seven subsidiaries (Ultra Brake Corporation ("Ultra Brake"), Ultratech of South Florida, Inc. ("Ultratech"), Roinco Manufacturing, Inc. ("Roinco"), RT Friction, Inc. ("RT Friction"), and following the merger with Quality, Quality Automotive Company, U.S. Automotive Friction, Inc. (formerly U.S. Automotive Manufacturing, Inc.) and Verico, Inc.). As part of the Company's on-going restructuring efforts, except for Quality and U.S. Automotive Friction, Inc., such subsidiaries no longer conduct any business operations other than their existing obligations under various equipment and property leases. Such business operations have been consolidated or performed by the Company. The Company intends to dissolve such subsidiaries under the applicable laws of each such subsidiary's state of incorporation.

2.   Summary of Significant Accounting Policies:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of U.S. Automotive Manufacturing, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Inventories

Inventories are valued at the lower of cost (average cost method) or market.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Expenditures for maintenance and repairs which do not improve or extend the life of an asset are charged to expense as incurred, major renewals or betterments are capitalized. Upon retirement or sale of an asset, its cost and related accumulated depreciation are removed from property, plant, and equipment, and any gain or loss is recognized. Property, plant, and equipment are depreciated over the estimated useful lives of the assets by the straight-line method for financial reporting and by accelerated methods for income tax purposes. Useful lives are as follows:

                                                              Years
                                                              -----
     Buildings and improvements                               3 - 40
     Machinery and equipment                                  2 - 20
     Furniture and fixtures                                   3 - 10
     Equipment and automobiles under capital leases           2 -  5

Long-Lived Assets

The carrying value of long-lived assets and certain identifiable intangibles is reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset.

Other Assets

Cost in excess of net assets acquired (goodwill) is amortized over 20 years. Deferred loan costs are amortized over the contractual terms of the related loans.

Revenue Recognition

Sales are recognized upon shipment of products to customers. Sales and cost of sales include the value of steel ("core") used and returned to be reused in the manufacturing process. Customers may return purchased core within 90 days and receive credit that can be applied against future purchases. Core returned in excess of that purchased from the Company is temporarily placed in a "core bank;" credit for these returns is given if additional brake shoe products are purchased within defined time limits.

Net Loss Per Share

In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" which requires the calculation and presentation of basic and diluted earnings per share. Basic and diluted net loss per share is calculated based on the actual weighted average shares outstanding. Outstanding stock options and warrants are not considered as their effect in antidilutive; therefore, adoption of SFAS No. 128 resulted in no change to previously reported net loss per share.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carryforwards. Measurement of deferred income tax is based on enacted tax laws including tax rates.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates.

Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1997 and 1996.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair market value of the Company's debt as of December 31, 1997 approximated its carrying value.

3.   Merger with Quality Automotive Company:

On August 29, 1997, Quality was merged (the "Merger") into a wholly owned subsidiary of the Company (the "Subsidiary"). Under the Merger, Quality's stockholders received (i) $3,000,000 in cash, (ii) two promissory notes, in the aggregate amount of $4,500,000, from the Subsidiary, that are guaranteed by the Company and secured by the Company's pledge of all of its shares in the Subsidiary, and (iii) an aggregate of 1,838,731 shares of the Company's common stock. Following the Merger, the Subsidiary changed its name to "Quality Automotive Company" and will conduct business under such name.

     The Merger was accounted for by the purchase method of accounting and, accordingly, the results of operations of Quality from August 29, 1997 are included in the accompanying consolidated financial statements. Quality's net sales for the four months ended December 31, 1997, were approximately $4.3 million. Under the purchase method, the purchase price was allocated among the acquired assets and liabilities in accordance with estimates of fair market value on the date of the Merger. The Company recorded goodwill representing the excess of the purchase price over the allocation among the acquired assets and liabilities in accordance with estimates of fair market value on the date of the Merger. Goodwill is being amortized over 20 years. Amortization expense for the year ended December 31, 1997 and accumulated amortization at December 31, 1997 was $106,332.

The unaudited pro forma results of operations which follow assume that the merger occurred as of the beginning of the periods presented. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which occurred, nor are they indicative of future results of operations.

                  Years Ended December 31,             1997           1996
                  ------------------------             ----           ----
          Net sales                                 $15,566,707   $20,822,351
          Net loss                                  (14,198,512)   (6,417,543)
          Net loss per share (basic and diluted)          (1.19)         (.74)

4.   Inventories:

Inventories are summarized as follows:

                                                        1997            1996
                                                        ----            ----
          Raw materials                              $4,053,517   $   662,504
          Work-in-process                               176,519       154,273
          Finished goods                              4,508,992     2,554,870
                                                     ----------    ----------
                                                     $8,739,028    $3,371,647
                                                     ==========    ==========

All inventory is pledged as collateral (see Note 8).

5.   Fixed Assets Held for Sale:

In September 1994, the Company closed its plant in Tennessee and abandoned the building and certain equipment located at the facility. The land, building and equipment of the Tennessee facility were constructed and purchased by the Company with financing provided by the State of Tennessee Department of Economic Development and the City of Brownsville. In connection with its withdrawal from the facility, the Company entered into an agreement with the City of Brownsville whereby the City would use its best efforts to locate a buyer for the facility and the related equipment. The net book value of the Tennessee facility land, building and equipment of $771,962 was recorded as assets held for sale on the Company's balance sheet. The City of Brownsville and the Tennessee Department of Economic Development agreed to accept payments of interest only under the outstanding mortgage note related to the building and land

(see Note 8) until the facility was sold. During October 1996, the assets held for sale were sold to a third party. In exchange for the assets, the State of Tennessee Department of Economic Development agreed to assume the Company's liability under the related mortgage note. The difference between the recorded amount of the assets held for sale and the outstanding mortgage note obligation was materially offset by a reserve recorded in 1995, resulting in no significant gain or loss being recorded for the year ended December 31, 1996.

6.   Property, Plant, and Equipment:

Property, plant, and equipment are summarized as follows:

                                                   1997          1996
                                              ------------    ------------

      Land                                    $    571,000    $       --
      Buildings and improvements                 4,477,514         237,641
      Machinery and equipment                    5,540,781       5,854,151
      Furniture and fixtures                       455,057         297,506
      Automobiles under capital lease               25,076            --
                                              ------------    ------------
                                                11,069,428       6,389,298
      Less- Accumulated depreciation              (812,872)     (3,228,005)
                                              ------------    ------------
      Property, plant, and equipment, net     $ 10,256,556    $  3,161,293
                                              ============    ============


Depreciation and amortization expense related to property, plant, and equipment was $714,280, $631,000, and $626,302 for the years ended December 31, 1997,
1996, and 1995, respectively. All property, plant, and equipment is pledged as collateral (see Note 8).

During 1997, equipment with a cost of $4,713,043 and accumulated depreciation of $3,129,413 was determined not to be realizable and was written off.

7.   Composition Agreement:

On March 7, 1995, in connection with a restructuring of the Company's debt, a committee of the Company's unsecured trade creditors (the "Trade Creditors") entered into an agreement (the "Composition Agreement"), providing for repayment by the Company of the unsecured trade debt (the "Trade Debt") of the Trade Creditors electing to participate in the Composition Agreement. Trade Creditors, representing approximately $2,500,000 of the Trade Debt, elected a lump sum payment of $0.35 for every $1.00 of the Trade Debt and have been paid. Trade Creditors, representing $336,000 of the Trade Debt, elected periodic payments and have received 40 percent of the periodic payments. The next distribution under the Composition Agreement, payable in March 1998, is for an aggregate payment of approximately $34,000. Subsequent payments become payable in the third quarters of 1998 and 1999. Total remaining payments were $203,000 as of December 31, 1997, and are recorded as accounts payable as of December 31, 1997.

The Company successfully negotiated settlements with respect to almost all of the Trade Debt held by the remaining unsecured trade creditors not electing to participate in the Composition Agreement, representing approximately $300,000 of the Trade Debt. The Company has satisfied its obligation to such nonelecting trade creditors in accordance with such settlement arrangements. In order to fund the initial payment and as part of the Composition Agreement, the Company borrowed $750,000 from the then-President and principal shareholder of the Company through the issuance of a note payable (which was later converted into 750,000 shares of common stock) (see Note 11) and obtained a commitment for a $200,000 credit line from a bank (see Note 8). In connection with the Composition Agreement, the Company recorded an extraordinary gain from the forgiveness of debt, net of related expenses, of $1,539,056 during the year ended December 31, 1995.

8.   Debt:

Line of Credit

At December 31, 1996, the Company had $758,486 of outstanding borrowings under a $7,500,000 line of credit with Congress Financial Corp. (the "Credit Facility"). The Credit Facility was collateralized by substantially all of the Company's business assets. Borrowings under the Credit Facility, which expired April 1997, were limited to a combination of (i) 80 percent of eligible accounts receivable net of allowances for bad debt, (ii) the lesser of 50 percent of the value of finished goods inventory plus 30 percent of raw materials inventory or $3,500,000 minus 70 percent of the amount of any outstanding letters of credit. Interest at 1.5 percent over prime (9.75 percent at December 31, 1996) was due monthly. In addition, the loan agreement required the Company to maintain a specific working capital level. The company failed to meet the required working capital level during the year ended December 31, 1995, resulting in a default under the note. The 1995 default continued throughout the two-year period ended and as of December 31, 1996. The bank was aware of the default but continued to fund the line of credit. The bank did not formally waive the default and, as such, could have ceased funding the Credit Facility and demanded payment in full of the outstanding balance at any time. In February 1997, the Company was informed that the bank had elected not to renew the Credit Facility. In June 1997, the Company paid off the Credit Facility. As a result of this action, any security interest held by the bank has been released.

Quality maintains a line of credit with LaSalle Business Credit, Inc. (the "LaSalle Line of Credit"). The total facility availability is $7,500,000, subject to certain limitations based on Quality's and its subsidiaries' levels of inventory and accounts receivable. At December 31, 1997, a total of $4,815,211 was outstanding under the LaSalle Line of Credit. The amount available at December 31, 1997, is $500,000. The interest rate for borrowings under the LaSalle Line of Credit is the lender's reference rate plus 1.0% (9.50% at December 31, 1997). The LaSalle Line of Credit is collateralized by the accounts receivable and inventory of Quality. The LaSalle Line of Credit terminates on March 31, 1998, and the Company is currently negotiating its renewal. The Company has requested an extension of the maturity date, as well as the establishment of a new $2.0 million capital expenditure finance facility. LaSalle Business Credit, subject to the satisfactory documentation, has notified the Company of its willingness to grant the Company's request. Documentation is currently in the preparation stage. There can be no assurance that the LaSalle Line of Credit will be renewed on documentary terms acceptable to the Company or at all.

Under the terms of the LaSalle Line of Credit, Quality and its subsidiaries must maintain certain financial ratios, such as a current ratio greater than 1.90:1, interest coverage greater than 1.25:1, debt service coverage greater than 1.25:1, tangible leverage less than 3.0:1, and annual limits on the amounts of capital expenditures, dividends, and executive compensation, among other restrictions. At December 31, 1997, Quality and its subsidiaries were not in compliance with certain terms of the LaSalle Line of Credit. Subject to the preceding paragraph, as of April 1, 1998, the LaSalle Line of Credit will be on a demand basis.

Long-term debt and Notes Payable to Shareholders

Long-term debt consists of the following:

                                                                                             1997             1996
                                                                                         ----------       ----------
Notes payable to LaSalle Business Credit, Inc., bearing interest at 1% over lender's interest rate (9.5% at December 31, 1997), principal and interest of
   $81,068 due monthly through, and final payment due on March 31, 1998,
   collateralized by certain equipment.                                                  $1,506,666       $     --
Note payable, bearing interest at prime minus 5% (3.50% and 3.25% at December
   31, 1997 and 1996, respectively), floored at 2.5% and capped at 6%, principal and interest of $2,616 due monthly through March 2003, collateralized by
   certain Company equipment.                                                               152,011          176,670
Note payable, bearing interest at 7.25%, principal and interest of $2,840 due monthly through July 2001, collateralized by certain Company
   equipment.                                                                               104,321          253,194
Note payable to bank, bearing interest at 9%, principal and interest of $11,107
   due monthly through June 1998, collateralized by certain Company equipment.               65,012          186,753
Capital lease obligations for equipment and automobiles bearing interest from 8% to
   8.75% due through December 2001.                                                          103,346             --
Unsecured note payable to a company owned by a director of the Company, bearing
   interest at 12%, principal and accrued interest due March 1997.                             --            100,000
Three notes payable due in 1997, collateralized by certain equipment.                          --             18,768
                                                                                         ----------       ----------
                                                                                          1,931,356          735,385
Less- Current maturities                                                                  1,688,942          436,511
                                                                                         ----------       ----------
                  Total long-term debt                                                   $  242,414       $  298,874
                                                                                         ----------       ----------

Notes payable to former shareholders of Quality Automotive Company, bearing interest at 8% payable quarterly, principal due August 29, 1999, secured by
   the Company's pledge of all its shares in the Subsidiary.                             $4,500,000       $     --
                                                                                         ==========       ==========

The aggregate amount of long-term debt and notes payable to shareholders maturing in future years is as follows as of December 31, 1997:

           1998                            $1,688,942
           1999                             4,601,289
           2000                                51,091
           2001                                49,139
           2002                                30,478
           Thereafter                          10,417
                                            ---------
                                           $6,431,356
                                           ==========

Equipment Loans

As of December 31, 1997, the Company was party to five outstanding equipment loans (included in long-term debt table above), as follows:

o An equipment loan with the City of Brownsville, Tennessee, which was refinanced in 1995, having an outstanding principal balance of $152,011 plus interest equal to prime minus 5 percent, with a floor of 2.5 percent and a cap of 6.0 percent. Monthly installments on the note equal $2,616, with the final installment payment due in March 2003.

o An equipment loan with Concord Financial having an outstanding balance of $65,012. This loan is currently payable in monthly installments of $11,107, with the final installment due in June 1998.

o An equipment loan with the First State Bank & Trust Co. of Caruthersville, Missouri, and the U.S. Small Business Administration in connection with the Company's former facility in Missouri, having an outstanding principal balance of $104,321. Monthly installments under the loan are $2,840, with the final installment due July 2001.

o An equipment loan with LaSalle Business Credit, Inc. in the amount of $900,000, for equipment located at Quality's location in Virginia. The loan installments of $50,000 are paid monthly, with the final loan installment and the balance due March 31, 1998. It is the Company's intention to renew this loan as part of the negotiations for renewal of the LaSalle Line of Credit. See further discussion above under Line of Credit.

o An additional equipment loan with LaSalle Business Credit, Inc., in the amount of $606,666, for equipment located at Quality's location in Virginia. The loan installments of $31,068 are paid monthly, with the final loan installment and the balance due March 31, 1998. It is the Company's intention to renew this loan also in connection with the negotiations for renewal of the LaSalle Line of Credit. See further discussion above under Line of Credit.

Other

In June 1997, the Company executed a note in the amount of $350,000 to Elmgrove Associates II, L.P., the proceeds of which were used in connection with a negotiated settlement agreement (see Note 9) with the former President, CEO, and Chairman of the Board of Directors of the Company (the "former President"), and related parties. In connection with the execution of the note, the Company issued 10,000 common stock warrants with an exercise price of $3.75 per share to Elmgrove Associates, II, L.P. The Company paid this note in full on August 31, 1997.

During 1996, the Company issued 1,180,000 common stock warrants with an exercise price of $2.28 per share to a company owned by a director of the Company as payment of deferred loan costs upon the issuance of certain promissory notes. The fair market value of the warrants at the date of issuance of $329,600 was recorded as deferred loan costs.

9.   Commitments, Contingencies and Related Party Transactions:

Leases

The Company conducts a portion of its operations from a leased facility in Florida. The facility is leased from a company controlled by the Company's former President (the "stockholder lease"). The Company has an option to purchase the Florida facility as of March 31, 1998 and intends to exercise the option. The Company also leases certain equipment. These leases are classified as operating leases and expire on various dates from 1998 through 2001.

As of December 31, 1997, future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

         1998                                                     $381,840
         1999                                                      109,191
         2000                                                       33,542
         2001                                                        9,307
                                                                  --------
                  Total future minimum lease payments             $533,880
                                                                  ========

Rental expense under all operating leases amounted to approximately $682,000, $307,000, and $386,000 for the years ended December 31, 1997, 1996, and 1995, respectively. The rental expense includes amounts for the stockholder lease of approximately $122,000, $114,000, and $112,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

In May 1992 the Company entered into a lease agreement with the City of Caruthersville, Missouri (the "Missouri Facility"), for a lease of a 25,000 square foot building for use by the Company for manufacturing and distribution. In 1994, the Company ceased operations at the Missouri Facility. Although, the City of Caruthersville has attempted to find a tenant for the Missouri Facility, it has been unsuccessful in finding a long-term tenant for the facility, and, in the first quarter of 1997, informed the Company that it had only succeeded in subletting the building for 14 of the past 37 months. The Company remains obligated for lease payments, at a monthly rate of $2,270 per month, with respect to the 23-month vacancy period. The Company recorded a charge of $228,807 in 1997 to reduce the net carrying amount of the capital lease asset to zero. The original lease expires in August 2013. The Company intends to negotiate with the City of Caruthersville to resolve settlement of future rental payments under the building lease.

Consulting and Settlement Agreements

In October 1995, the Company entered into an eight-year consulting agreement with a company controlled by the Company's former President. The agreement stipulated payment for services of $100,000 per year for the first two years and $50,000 for each of the next six years. In addition, 100,000 nonplan stock options to purchase Company common stock for $5 per share through October 2000 were issued under the agreement. Subsequent to December 31, 1995, the consulting agreement was amended. Under the amendment, the Company agreed to pay total compensation of $224,000 at a rate of $4,000 and $3,000 per month during the years ending December 31, 1996 and 1997, respectively, and $2,000 per month thereafter until the balance is paid in full. The Company determined that no future services were to be rendered under the agreement and recorded consulting expense of $224,000 during the year ended December 31, 1995 for the cost of the amended agreement. During 1996, $44,000 was paid. On January 30, 1997, the Company entered into a settlement agreement (the "Settlement Agreement") with the consulting company and other parties owned or controlled by the former President. For and in consideration of 75,678 shares of common stock, the consulting company released the Company from all remaining compensation payments required under the consulting agreement. Additional consulting expense of $207,850 was accrued at December 31, 1996 representing the difference between the market value of the shares issued and the remaining balance outstanding under the amended consulting agreement at the settlement date, resulting in a total accrual of $387,850 as of December 31, 1996. As part of the Settlement Agreement, the former President forfeited any and all options that he may have to acquire shares of the Company's common stock.

In June 1997, the Company reached an agreement (the "Amended Settlement Agreement") with the former President and related parties (collectively referred to as the "Settlement Parties") to amend the previously executed Settlement Agreement. Under the Amended Settlement Agreement, the Company made a payment to the Settlement Parties of the aggregate sum of $350,000 in full satisfaction of the obligations of the parties under the Settlement Agreement.

Forgiveness of Receivable from Stockholder

During 1995, the Company's Board of Directors approved the forgiveness of $90,621 outstanding under a note receivable from the former President.

10.  Income Taxes:

The components of taxes on income are as follows:

                                           For the Year Ended
                                               December 31,
                                    ------------------------------------
                                    1997         1996           1995
                                    ----         ----           ----
     Deferred:
          Federal                   $--          $--          $(657,393)
          State                      --           --            115,606
                                    ----         ----         ---------
     Income tax benefit             $--          $--          $(772,999)
                                    ====         ====         =========

The components of the deferred income taxes consist of the following:

                                                              1997          1996
                                                          -----------    -----------
Deferred tax assets:
     Current assets-
         Inventory obsolescence reserve                   $   473,000    $    54,000
         UNICAP                                               174,000        143,000
         Accrued rent                                         117,000           --
         Allowance for doubtful accounts                       52,000        173,000
         Compensation                                          21,000           --
         Consulting agreement settlement                         --           78,000
         Consulting fees                                         --           68,000
         Other                                                  1,000         10,000
                                                          -----------    -----------
                  Total current deferred tax assets           838,000        526,000
                                                          -----------    -----------
     Noncurrent assets-
         Net operating loss carryforwards                   6,790,000      3,849,000
         Amortization                                          56,000        151,000
         Interest                                              45,000           --
         Other                                                 20,000           --
                                                          -----------    -----------
                  Total noncurrent deferred tax assets      6,911,000      4,000,000
                                                          -----------    -----------
Gross deferred income tax assets                            7,749,000      4,526,000
Less- Valuation allowance                                  (5,042,000)    (3,777,000)
                                                          -----------    -----------
                  Total deferred income tax assets          2,707,000        749,000
                                                          -----------    -----------

Deferred income tax liabilities:
     Noncurrent liabilities-
         Difference in basis of fixed assets               (1,507,000)          --
         Depreciation                                      (1,147,000)      (749,000)
         Other                                                (53,000)          --
                                                          -----------    -----------
                  Total deferred income tax liabilities    (2,707,000)      (749,000)
                                                          -----------    -----------
                  Net deferred income tax assets          $      --      $      --
                                                          ===========    ===========

The change in the valuation allowance for deferred tax assets was an increase of approximately $1,265,000 and $1,784,000 during 1997 and 1996, respectively. The tax benefit of the Company's deferred taxes has been offset by a valuation allowance due to it being more likely than not that the deferred tax assets will not be realized.

The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

                                                  Year Ended December 31,
                                              ------------------------------
                                              1997         1996         1995
                                              ----         ----         ----
Federal income taxes at statutory rate       (34.0)%      (34.0)%      (34.0)%
Losses without tax benefits                   34.0         34.0         21.0
                                             -----        -----        -----
Income taxes at effective rate                  -- %         -- %      (13.0)%
                                             =====        =====        =====

Unused net operating losses for income tax purposes, expiring in various amounts from 2009 through 2012, of approximately $20,000,000 are available at December 31, 1997, for carryforward against future years' taxable income. Under Section 382 of the Internal Revenue Code, the annual utilization of these losses may be limited due to changes in ownership.

11.  Stockholders' Equity:

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

Convertible Debentures

During 1996, the Company issued, pursuant to Offshore Securities Subscription Agreements, dated each of December 5, 1996, and December 17, 1996 (the "December 1996 Debentures"), $3,775,000 of cumulative convertible debentures payable bearing interest at 10 percent. Debentures with principal balances of $2,275,000 and $44,216 of related accrued interest were converted into 660,628 share of Company common stock during 1996. Deferred loan costs of $253,750 associated with the converted debentures were charged to operations as interest expense.

In February 1997, the remaining principal of $1,500,000 plus accrued interest were converted into an aggregate of 384,865 shares of the Company's common stock.

In March 1997, the Company entered into an Offshore Securities Subscription Agreement pursuant to which the Company sold four 10 percent Cumulative Convertible Debentures (the "March 1997 Debentures"), in the aggregate amount of $5,500,000. All of the March debentures, including principal and accrued interest, were converted into an aggregate of 2,012,246 shares of the Company's common stock, par value $.001 per share.

On August 20, 1997, the Company entered into an Offshore Securities Subscription Agreement pursuant to which the Company sold five additional 10 percent Cumulative Convertible Debentures (the "August 1997 Debentures") in the aggregate amount of $5,000,000. All of the August Debentures, including principal and interest, were converted into an aggregate of 2,866,280 shares of common stock in December 1997.

The December 1996, March 1997, and August 1997 Debentures were issued in reliance upon exemption from the registration provisions of the Securities Act of 1933, as amended, as provided by Regulation S ("Reg. S") promulgated thereunder by the Securities and Exchange Commission.

Convertible Notes Payable

Two unsecured convertible notes payable, totaling $300,000 at December 31, 1996, with interest at 8 percent due monthly and principal due at the demand of the holder were converted into 300,000 shares of Company common stock in February 1997.

During 1995, the Company issued a note payable of $750,000 to the Company's former President in connection with the Company entering into the Composition Agreement (see Note 7). The note payable was converted into 750,000 shares of Company common stock during 1995.

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

Stock Warrants

At December 31, 1997, the Company had 5,977,200 common stock warrants outstanding. Information relating to these warrants is summarized as follows:

                                             Number of          Exercise
     Expiration                              Warrants            Price
     ----------                              ---------          --------
     March through August 2001               4,787,200           $4.20
     February 2001                             980,000            2.28
     March 2001                                200,000            2.28
     May 2002                                   10,000            3.75

Stock Options

The Company accounts for stock options in accordance with Statement of Financial Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," and, as provided in the statement, has elected to account for its stock options under APB Opinion No. 25, under which no compensation expense has been recognized. If options are granted or extended at exercise prices less than fair market value, compensation expense is recorded for the difference between the grant price and the fair market value.

Under the Company's 1992 Stock Option Plan, the Company may grant options to purchase up to 60,000 shares of the Company's common stock to key employees. In 1995, the Company's Board of Directors, in an action the validity of which is disputed by the current Board of Directors based upon communication of a member of the 1995 Board of Directors, reserved 750,000 shares to be granted at the Board of Directors' discretion. The maximum term of the options is ten years.

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimated the fair value of each stock option granted in 1995 (the validity of which is disputed by the Company's current Board of Directors) by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: no dividend yield, volatility of 60 percent, risk-free interest rates ranging from 5.7 to 6.7 percent and expected lives ranging from one to five years. There were no options granted in 1997 or 1996.

Under the accounting provisions of FASB Statement 123, during 1995 the Company's net loss and loss per share would have been increased by $1,585,900 and $0.55, respectively.

Changes in options outstanding (including the options granted in 1995, the validity of which is disputed by the Company's current Board of Directors) are summarized as follows:

                                                              Weighted-          Weighted-
                                                               Average            Average
                                                               Exercise          Fair Value
                                                                Price            of Options
                                                 Shares        Per Share          Granted
                                                --------       ---------         -----------
Balance, December 31, 1994                       72,740          $  9.62           $--
     Granted- equal to market value             578,622            3.00            2.25
     Granted- equal to market value             100,000            5.00            2.84
                                                -------            ----            ----


Balance, December 31, 1995                       751,362           5.26            --
     Forfeited                                  (257,384)          7.33            --
                                                --------           ----

Balance, December 31, 1996                       493,978           3.53            --
     Forfeited                                  (120,000)          5.00            --
Balance, December 31, 1997                       373,978           3.05            --
                                                 =======


The following table summarizes information about granted stock options (including the options granted in 1995, the validity of which is disputed by the Company's current Board of Directors) at December 31, 1997 and 1996:

                                                          1997
                    ---------------------------------------------------------------------------
                                  Options Outstanding                    Options Exercisable
                    --------------------------------------------  -----------------------------
                                      Weighted-                          Number
                       Number          Average        Weighted-       Exercisable      Weighted-
                   Outstanding at     Remaining        Average            at            Average
     Exercise       December 31,     Contractual       Exercise       December 31,      Exercise
      Prices            1997             Life           Price            1997            Price
      ------       --------------    -----------      ---------     ------------       ---------
      $  3.00         372,578          7.5 years        $  3.00         372,578        $  3.00
        17.15           1,400          4.5 years          17.15             540          17.15
                      -------                                           -------
                      373,978                                           373,118
                      =======                                           =======

                                                          1996
                    ---------------------------------------------------------------------------
                                  Options Outstanding                    Options Exercisable
                    --------------------------------------------  -----------------------------
                                      Weighted-                          Number
                       Number          Average        Weighted-       Exercisable      Weighted-
                   Outstanding at     Remaining        Average            at            Average
     Exercise       December 31,     Contractual       Exercise       December 31,      Exercise
      Prices            1996             Life           Price            1996            Price
      ------       --------------    -----------      ---------     ------------       ---------
      $  3.00         372,578          8.5 years        $  3.00         372,578        $  3.00

         5.00         120,000          3.3 years           5.00         120,000           5.00

        17.15           1,400          5.5 years          17.15            (390)         17.15
                      -------                                           -------
                      493,978                                           492,968
                      =======                                           =======

Shares Reserved

At December 31, 1997, the Company has reserved common stock for the following purposes:

     Stock option plans                             810,000
     Stock warrants                               5,977,200
                                                  ---------
                                                  6,787,200
                                                  =========

12.  Management's Plans:

The Company's financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company suffered continuing erosion of its customer base and recurring losses from operations through the date of its merger with Quality. The fourth and first quarters of the year are historically the weakest in both sales and profitability. During such period, the Company has endeavored to integrate operations at its two facilities. While management believes the Company is well down the road of successfully integrating product offering and production capabilities, at December 31, 1997, the Company has insufficient working capital to fund current operations through the end of the 1998.

Through the merger with Quality, the Company has become a manufacturer of friction materials for its own use in the manufacture and remanufacture of brake products as well as for third party sales to other manufacturers. Utilizing its own friction material, the Company now produces all part numbers it offers for sale. The advantage of offering a full product line, (integrally molded and riveted brake pads and both bonded and riveted brake shoes), all produced internally, is that it allows the Company to be more responsive to its customers needs while gaining better control of its inventory. Management believes the Company has reversed the trend of declining sales and has entered into non-binding business relationships with new customers which could result in the Company receiving as much as $7,500,000 in additional revenue over a 12 month period. The Company is negotiating to extend its existing line of credit and extend and supplement its existing capital expenditure lines. Additionally, the Company is in the process of attempting to raise additional working capital through the sale of equity.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets and classification of liabilities that would result from the inability of the Company to continue as a going concern.

13.  Supplemental Cash Flow Information:

For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents.

                     Year Ended December 31,                                          1997               1996             1995
-------------------------------------------------------------------------------   -------------      ------------      ------------
Cash paid for interest                                                            $  3,922,842       $    324,772      $    478,832

Noncash financing and investing activities:
     Conversion of convertible debentures payable into common
       stock                                                                        12,000,000          2,275,000              --
     Issuance of common stock warrants as deferred loan costs                             --              329,600              --
     Sale of Tennessee facility                                                           --              771,962              --
     Issuance of common stock for prepaid consulting fees                                 --              114,072              --
     Accrued compensation for stock options reclassified to
       additional paid-in capital                                                         --                 --             122,650
     Notes payable converted into common stock                                         300,000               --           1,227,158

Merger with Quality Automotive Company, net of cash acquired:

     Working capital, other than cash acquired                                    $ (5,948,624)
     Property, plant, and equipment                                                 (8,412,603)
     Purchase price in excess of the net assets acquired                            (6,379,997)
     Other assets                                                                      (93,539)
     Non-current liabilities                                                         5,941,220
     Notes payable to former owners of Quality Automotive Company                    4,500,000
     Issuance of common stock                                                        7,500,000
                                                                                  ------------
     Net cash used for business acquisition                                       $  2,893,543
                                                                                  ============

14.  1996 Fourth Quarter Adjustments:

During the fourth quarter of 1996, the Company recorded the following adjustments:

Increase in the allowance for doubtful accounts                               $  396,000
Inventory adjusted to lower of cost or market                                    380,000
Interest expense associated with amortization of deferred loan costs             237,000
Consulting expense for the issuance of common stock for consulting services       74,000
Deferred loan costs associated with the conversion of
debentures recorded as interest expense
                                                                                 253,750
Discount on conversion price of convertible debentures                         1,214,583
Accrual of consulting agreement settlement                                       207,850
                                                                              ----------
                                                                              $2,763,183
                                                                              ==========


The accounts receivable write-offs were caused by the ongoing financial difficulties and quality control issues which culminated in many customers either not paying their receivables or seeking significant discounts in the fourth quarter.

The inventory adjustment resulted from excessive production costs in the fourth quarter, resulting in net realizable value problems.


15.  Impact of Recently Issued Accounting Standards:

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The impact on the Company's financial statements compared to information presently available is not expected to be significant. Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires public companies to report financial and descriptive information about operating segments. The statement intends to align reportable segments and certain disclosures with how the operations are managed internally. The impact of this statement on the Company's disclosure is not expected to be significant. In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which adds disclosure requirements on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer useful. These statements will be adopted by the Company in fiscal year 1998.