Form 10QSB
period 1998-03-31
US AUTOMOTIVE MANUFACTURING INC
filed 1998-05-15
CIK 886113

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------


                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                                     0-20436
                             Commission file number

                       U.S. AUTOMOTIVE MANUFACTURING, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

        Delaware                                           65-0309477
 (State of other jurisdiction                            (IRS Employer
of incorporation or organization)                       Identification No.)

Route 627, Airport Drive, Tappahannock, VA                    22560
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:  (804) 443-5356

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

                           Yes    _X_          No____

As of May 14, 1998, the Registrant had 15,724,893 shares outstanding of its common stock, $.001 par value.

                       U.S. AUTOMOTIVE MANUFACTURING, INC.



                                      INDEX
                                                                            Page

PART I. FINANCIAL INFORMATION................................................  3

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at March 31, 1998
           (unaudited) and December 31, 1997 ................................  3

         Consolidated Statements of Operations (unaudited) for the
           three months ended March 31, 1998 and March 31, 1997..............  4

         Consolidated Statements of Cash Flows (unaudited) for
           the three months ended March 31, 1998 and March 31, 1997..........  5

         Notes to Consolidated Financial Statements..........................  6

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................  8


PART II. OTHER INFORMATION................................................... 11

Item 6.  Exhibits and Reports on Form 8-K.................................... 11

SIGNATURES................................................................... 12

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                           Consolidated Balance Sheets
                                 March 31, 1998

ASSETS

                                                       March 31, 1998   December 31, 1997
                                                       --------------   -----------------
                                                         (unaudited)
Current Assets:
    Cash                                                 $    337,338    $  1,001,843
    Accounts Receivable (net of allowance for doubtful
     accounts of $124,500 and $136,100, respectively)       2,883,175       2,800,755
    Inventories                                             8,576,860       8,739,028
    Prepaid Expense, Deferred Expense                         490,683         425,781
                                                         ------------    ------------
Total Current Assets                                       12,288,056      12,967,407

Property, plant and equipment (net of accumulated
    depreciation of $1,056,800 and $812,900,
    respectively)                                          10,445,686      10,256,556
Goodwill, net                                               6,193,916       6,273,665
                                                         ------------    ------------
TOTAL ASSETS                                             $ 28,927,658    $ 29,497,628
                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Line of credit                                          5,300,789       4,815,211
    Current Portion of long-term debt                       2,159,195       1,688,942
    Accounts payable                                        2,169,313       2,735,688
    Accrued liabilities                                       898,107         830,282
                                                         ------------    ------------
         Total Current Liabilities                         10,527,404      10,070,123

Long-term debt, less current portion                          189,403         242,414
Notes payable to shareholders                               4,500,000       4,500,000
                                                         ------------    ------------
         Total Liabilities                                 15,216,807      14,812,537
                                                         ------------    ------------
Stockholders Equity:
Issued & outstanding capital stock $.001 par value             15,725          15,725
Additional paid-in capital                                 38,885,545      38,885,545
Accumulated deficit                                       (25,190,419)    (24,216,179)
                                                         ------------    ------------
         Total stockholders' equity                        13,710,851      14,685,091
                                                         ------------    ------------
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                 $ 28,927,658    $ 29,497,628
                                                         ============    ============


                 The accompanying notes are an integral part of
                      this consolidated financial statement

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                   ----------------------------
                                                      1998             1997
                                                   -----------      -----------


Net Sales                                          $ 3,419,873      $   660,846

Cost of Goods Sold                                   2,653,327          702,761
                                                   -----------      -----------

Gross Profit (Loss)                                    766,546          (41,915)
                                                   -----------      -----------

Operating Expenses:
  Selling and delivery                                 532,004          116,405
  General and administrative                           960,825          573,996
                                                   -----------      -----------

  Total Operating Expenses                           1,492,829          690,401
                                                   -----------      -----------

Operating loss                                        (726,283)        (732,316)
Interest expense                                      (247,957)        (902,757)
                                                   -----------      -----------

Net Loss                                           $  (974,240)     $(1,635,073)
                                                   ===========      ===========

Net Loss per share, basic and diluted              $     (0.06)     $     (0.19)
                                                   ===========      ===========
Weighted average shares outstanding                 15,724,893        8,898,138
                                                   ===========      ===========


                 The accompanying notes are an integral part of
                     these Consolidated Financial Statements

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                              1998           1997
                                                          -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss                                                  $  (974,240)   $(1,635,073)
                                                          -----------    -----------

Adjustments to reconcile net loss
   to net cash provided (used) by operating activities:
Depreciation                                                  243,881        160,420
Amortization                                                   79,749           --
Provision for doubtful accounts                               (11,603)          --
Increase (Decrease) In:
  Accounts Receivable                                         (70,817)      (125,995)
  Inventory                                                   162,168       (316,207)
  Prepaid Expenses                                            (64,902)     1,121,849
(Increase) Decrease In:
  Accounts Payable and Accrued Liabilities                   (498,550)        61,438
                                                          -----------    -----------


Total Adjustments                                            (160,074)       901,505
                                                          -----------    -----------

Net Cash Flows from Operating Activities                   (1,134,314)      (733,568)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures                                         (433,011)          --
                                                          -----------    -----------


CASH FLOW FROM FINANCING ACTIVITIES
Net proceeds (reduction) from line of credit
   and long-term debt                                         902,820       (896,990)
Net proceeds from issuance of common stock                       --          800,000
                                                          -----------    -----------

Net Cash Flows from Financing Activities                      902,820        (96,990)
                                                          -----------    -----------

NET DECREASE IN CASH                                         (664,505)      (830,558)

CASH-beginning of period                                    1,001,843        956,548
                                                          -----------    -----------

CASH-beginning of period                                  $   337,338    $   125,990
                                                          ===========    ===========




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       U.S AUTOMOTIVE MANUFACTURING, INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                   (Unaudited)

NOTE 1:  BUSINESS OPERATIONS AND ORGANIZATION

     U.S. Automotive Manufacturing, Inc. (formerly RT Industries, Inc.), a Delaware corporation incorporated on January 16, 1992, together with its wholly-owned subsidiaries Quality Automotive Company and U.S. Automotive Friction, Inc. (collectively, the "Company") is engaged in the manufacture, assembly and distribution of new and rebuilt automotive friction products. The Company maintains manufacturing and warehouse/distribution facilities in Tappahannock, Virginia and Sanford, Florida (the "Facilities"), which Facilities are either owned or leased by the Company or inactive subsidiaries.

     The Company manufactures a full line of friction automotive products, including brake lining, integrally molded and riveted brake pads and remanufactured brake shoes. The Company markets various grades of friction lining, asbestos, non asbestos organic and semi-metallic formulas, suitable for use by the automotive and light truck after-markets. The Company's products are marketed under the Brakes Worth Stopping For,(R) Silent Solution,(R) Max Life,(R) Dual Friction,(TM) Ultra Brake,(TM) Gold Max,(TM) and Quality Automotive(TM) tradenames and various private label packaging. In 1997, the Company's products were also sold under the Roinco,(TM) Ultra Brake(TM) and Max Life(TM) tradenames.

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

NOTE 2:  UNAUDITED INTERIM STATEMENTS

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10 - QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10 - KSB for the year ended December 31, 1997.

NOTE 3:  SIGNIFICANT ACCOUNTING POLICIES

     The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income," on January 1, 1998. For the first quarter of 1998 and 1997, total comprehensive loss equalled the net loss.


NOTE 4:  MERGER WITH QUALITY AUTOMOTIVE COMPANY

     On August 29, 1997, Quality Automotive Company was merged (the "Merger") into a wholly owned subsidiary of the Company, which subsidiary, as the surviving entity, changed its name to "Quality Automotive Company" ("Quality") following the Merger and currently conducts business under such name.

     The unaudited pro forma information for the quarter ended March 31, 1997, set forth below gives effect to the Merger as if it had occurred on January 1, 1997. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Merger been consummated on January 1, 1997, nor are they indicative of future results of operations.

For the three months ended March 31, 1997:

Net sales                                   $3,657,805
Net loss                                    (1,995,697)
Net loss per share (basic and diluted)           (0.18)

NOTE 5:  INVENTORY

     Major inventory components as of March 31, 1998 were as follows:

Raw materials                                   $4,061,681

Work in Progress                                   163,581

Finished goods                                   4,351,598
                                                ----------
                                                $8,576,860
                                                ==========

Note 6:  DEBT

     The Company obtained additional financing during the first quarter of 1998 through the private placement of debt and equity instruments on February 27, 1998 to an affiliate and a director of the Company, respectively. The sale was made pursuant to a private placement consisting of two (2) unsecured non-negotiable promissory notes in the aggregate principal amount of $400,000, bearing interest at the rate of 10.5% per annum, and warrants to purchase up to an aggregate of 100,000 shares of the Common Stock, maturing in February 2003, at a conversion price equal to $2.00 per share subject to adjustment in certain conditions. The net proceeds to the Company were approximately $370,000. The warrants are redeemable by the Company, upon notice of not less than 30 days at a price of $0.05 per warrant, provided that the closing bid quotation of the Common Stock on all 20 trading days ending on the third day prior to the day of which the Company gives notice of redemption has been at least 150% of the then effective exercise price of the warrants. The holders of the Warrants shall have the right to exercise them until the close of business on the date fixed for redemption. The exercise price and number of shares of Common Stock or other securities issuable on exercise of the warrants are subject to adjustment in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation of the Company.

     The Company also entered into a revolving credit facility on March 31, 1998, pursuant to which up to $2.0 million was made available to the Company (the "USAM Revolving Loan"). At May 15, 1998, an aggregate of $1.05 million had been advanced to the Company under such USAM Revolving Loan. Advances pursuant to the USAM Revolving Loan bear interest at the rate of 11% per annum and are to be repaid by the Company, together with accrued interest thereon, at the expiration of 2 years, unless earlier prepaid, at the option of the Company. The USAM Revolving Loan is secured by a general security interest in the assets of the Company as well as a first security interest in and to the Company's Florida production facility. Under the terms the USAM Revoling Loan, the Company shall grant to the lender five year warrants to purchase up to 420,000 shares of the Company's Common Stock, provided the monies advanced to the Company under the USAM Revolving Loan remain outstanding for the full two-year term of the USAM Revolving Loan. Prepayment by the Company results in a reduction of the total aggregate warrants to be granted by the Company. Such warrants shall generally be exercisable any time after March 31, 1999, at an exercise price equal to eighty percent (80%) of the average closing sales price for the Common Stock for the twenty (20) trading days preceding such exercise date. The Company has agreed to grant the lender or its assigns "piggyback" registration rights with respect to the shares underlying such warrants.

ITEM 2:      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

Comparison of Three Months Ended March 31, 1998 to Three Months Ended March 31, 1997

     Net Sales. Net sales for the three months ended March 31, 1998 were $3,419,873 as compared to net sales of $660,846 for the three months ended March 31, 1997. The increase of $2,759,027 or 417% resulted from the addition of sales generated by Quality (approximately $2.8 million).

     Gross Profit (Loss). For the three months ended March 31, 1998, the Company had a gross profit of $766,546 compared to the gross loss of ($41,915) for the three months ended March 31, 1997. The increase in gross profit was attributed to a 417% increase in sales offset by a 277% increase in the overall cost of sales, each attributable to the acquisition of Quality. Cost of sales for the three months ended March 31, 1998 was $2,653,327 as compared to $702,761 for the three months ended March 31, 1997.

     Selling, General and Administrative Expenses. Selling, general and administration expenses for the three months ended March 31, 1998 were $1,492,829 as compared to $690,401 for the three months ended March 31, 1997, representing an increase of 116%. The $802,428 increase in total operating expense was comprised of (i) a $415,599 increase in selling and delivery expense (from $116,405 in the first quarter of 1997 to $532,004 in the first quarter of 1998) resulting from the Merger and (ii) a $386,829 increase in the general and administrative expenses caused predominately by the inclusion of Quality's selling, general and administrative expenses offset by a reduction in the overhead attributable to the Company's Florida facilities, resulting from the Merger.

     Interest Expense. Other income and expense decreased by $654,800 from $902,757 in the first quarter of 1997 to $247,957 in the first quarter of 1998. This decrease was predominately attributable to a decrease in the principal amount of convertible debentures outstanding in 1988.

     Net Income (Loss). The net loss in the first quarter of 1998 was ($974,240) or ($.06) per share based on 15,724,893 weighted average common and common equivalent shares outstanding compared to a net loss of ($1,635,073) or ($.19) per share in the first quarter of 1997 based on 8,898,138 common and common equivalent shares outstanding. The decrease in net loss of $660,833 was primarily the result of the decrease in interest expense.

Liquidity and Capital Resources

     During the three months ended March 31, 1998, the Company financed its operations primarily through net proceeds from the Company's private sales of equity and debt securities, borrowings under its lending facilities and cash generated by operations.

     At March 31, 1998, the Company had consolidated cash and short-term investments totalling $337,338 and working capital of $1,760,652. At March 31, 1997, the Company had consolidated cash and short-term investments totalling $4,575,990 and working capital of $3,361,578. This decrease in working capital was due primarily to the Merger.

     Net cash provided by financing activities for first quarter 1998 was $902,820, consisting primarily of the proceeds of a private placement of debt, aggregating $400,000, completed by the Company pursuant to Regulation D under the Securities Act of 1933 as amended (the "Act") and initial advances to the Company under the $2.0 million USAM Revolving Loan. Proceeds from such Offerings were used to fund on-going operations and to replace cash depleted through losses by the Company and to purchase the Company's Sanford, Florida production facility.

     Prior to April 1997, the Company had a $7.5 million secured line of credit with Congress Financial Corporation. Such line of credit matured in April 1997, at which time the Company did not renew the credit line.

     After the Merger, a principal source of capital for the Company's operations has been the line of credit (the "Credit Facility") between Quality and LaSalle Business Credit, Inc. ("LaSalle"), which Credit Facility matured on March 31, 1998 and is presently on due on a "demand" basis. The Credit Facility consists of the following:

     (i) a secured revolving credit facility of up to $7.5 million. Advances are made by formula on the Company's accounts receivable and inventory. At March 31, 1998, the revolving credit had approximately $5.3 million of a possible $5.883 million outstanding. Interest is calculated at the prime rate plus 1% (9.5% at March 31, 1998)

     (ii) a secured loan covering machinery equipment, property and plant having an original loan amount of approximately $3,500,000 of which $750,000 was outstanding at March 31, 1998. Monthly installments of $50,000 are due until maturity, at which time any balance owing is due. Interest is calculated at the prime are plus 1% (9.5% at March 31, 1998)

     (iii) a secured loan covering machinery and equipment put into service under a capital expenditure facility of 1995. The original amount outstanding was approximately

          $1,000,000. At March 31, 1998, the balance outstanding was approximately $510,000. The loan calls for monthly payments of $31,000 with any balance being due at the maturity date. Interest is calculated at the prime rate plus 1% (9.5% at March 31, 1998).

     Quality's obligation to pay the principal of, interest on, premium, if any, and all other amounts payable on account of the Credit Facility is secured by substantially all of the assets of Quality as well as the pledge of all of the Company's ownership interest in Quality.

     Upon the maturity of the Credit Facility on March 31, 1998, Quality requested that LaSalle extend the Credit Facility for one year as well as grant a new $2.0 million capital expenditure finance facility (carrying an 85% advance rate against new equipment purchased (acquired after June 1997), with interest and maturity date consistent with other fixed asset financing, except that there will be no amortization of principal during the first 12 months of the facility). LaSalle has advised the Company of its willingness to grant such request, subject to satisfactory documentation. The Company believes that such arrangement will be finalized during the second quarter of 1998. Until such time as documentation of the loan extension and additional loan is executed, all of the Company's indebtedness to LaSalle is due on demand.

     In addition to the Credit Facility, the Company obtained additional financing during the first quarter of 1998 through the private placement of debt and equity instruments on February 27, 1998 to an affiliate and a director of the Company, respectively. The sale was made pursuant to a private placement consisting of two (2) unsecured non-negotiable promissory notes in the aggregate principal amount of $400,000, bearing interest at the rate of 10.5% per annum, and warrants to purchase up to an aggregate of 100,000 shares of the Common Stock, maturing in February 2003, at a conversion price equal to $2.00 per share subject to adjustment in certain conditions. The net proceeds to the Company were approximately $370,000. The warrants are redeemable by the Company, upon notice of not less than 30 days at a price of $0.05 per warrant, provided that the closing bid quotation of the Common Stock on all 20 trading days ending on the third day prior to the day of which the Company gives notice of redemption has been at least 150% of the then effective exercise price of the warrants. The holders of the Warrants shall have the right to exercise them until the close of business on the date fixed for redemption. The exercise price and number of shares of Common Stock or other securities issuable on exercise of the warrants are subject to adjustment in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation of the Company.

     The Company entered into the USAM Revolving Loan on March 31, 1998, pursuant to which up to $2.0 million was made available to the Company. At May 15, 1998, an aggregate of $1.05 million had been advanced to the Company under such USAM Revolving Loan. Advances pursuant to the USAM Revolving Loan bear interest at the rate of 11% per annum and are to be repaid by the Company, together with accrued interest thereon, at the expiration of 2 years, unless earlier prepaid, at the option of the Company. The USAM Revolving Loan is secured by a general security interest in the assets of the Company as well as a first security interest in and to the Company's Florida production facility. Under the terms of the USAM Revolving Loan, the Company agreed to grant to the lender five year warrants to purchase up to 420,000 shares of the Company's Common Stock, provided the monies advanced to the Company at May 1, 1998 under the USAM Revolving Loan remain outstanding for the full two-year term of the USAM Revolving Loan. Prepayment by the Company results in a reduction of the total aggregate warrants to be granted by the Company. Such warrants shall generally be exercisable any time after March 31, 1999, at an exercise price equal to eighty percent (80%) of the average closing sales price for the Common Stock for the twenty (20) trading days preceding such exercise date. The Company has agreed to grant the lender or its assigns "piggyback" registration rights with respect to the shares underlying such warrants.

PART II: OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 27, 1998, the Company sold debt and equity securities to an affiliate and a director of the Company pursuant to the exemption from the registration requirements under the Act afforded by Regulation D of the Act (the "Offering"). Net proceeds to the Company from the Offering were approximately $370,000.

     The Offering consisted of (i) debt instruments, in the form of unsecured non-negotiable promissory notes, in the aggregate principal amount of $400,000, bearing interest at 10.5% per annum and (ii) five year warrants to purchase up to 100,000 shares of the Company's Common Stock, at an exercise price equal to $2.00 per share. (The exercise price and number of shares of Common Stock issuable on exercise of the warrants are subject to adjustment in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation of the Company). Such warrants are immediately exercisable. The Company may, upon notice of not less than 30 days, redeem such warrants at a price of $0.05 per warrant, provided that the closing bid quotation of the Company's Common Stock on all 20 trading days ending on the third day prior to the day of which the Company gives notice of redemption has been at least 150% of the then effective exercise price of the warrants. The holders of the Warrants shall have the right to exercise them until the close of business on the date fixed for redemption.

     On March 31, 1998, the Company granted five year warrants to purchase up to 105,000 shares of its Common Stock pursuant to the terms of a $2.0 million revolving loan agreement entered into by the Company on such date. Such warrants are exercisable upon the one year anniversary of their issuance, at an exercise price of eighty percent (80%) of the average closing sales price for the Common Stock for the twenty (20) trading days preceeding such one year anniversary. By the terms of the revolving loan agreement, the Company could grant additional warrants, exercisable to purchase up to an aggregate of 315,000 additional shares of the Company's Common Stock, provided the monies advanced pursuant to such revolving loan agreement remain outstanding for the full two-year term of the loan.

     The Company has granted "piggyback" registration rights with respect to the shares underlying the warrants issued pursuant to the February 1998 Offering and the revolving loan agreement.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           Exhibit 27 Financial Data Schedule

                  (b)      Form 8-K

                           None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 15, 1998

                                  U.S. AUTOMOTIVE MANUFACTURING, INC.


                                  By:   /s/ John W. Kohut
                                        ---------------------------------
                                           John W. Kohut,
                                           Chairman of the Board
                                           and Principal Financial Officer