Form 10QSB
period 1998-06-30
US AUTOMOTIVE MANUFACTURING INC
filed 1998-08-14
CIK 886113

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------


                                   FORM 10-QSB


     (MARK ONE)
         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                                     0-20436
                             Commission file number

                       U.S. AUTOMOTIVE MANUFACTURING, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                 Delaware                                    65-0309477
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

Route 627, Airport Drive, Tappahannock, VA                       22560
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code:  (804) 444-5356


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

                           Yes    _X_           No____

As of August 14, 1998, the Issuer had 15,724,893 shares outstanding of its common stock, $.001 par value.

                       U.S. AUTOMOTIVE MANUFACTURING, INC.


                                      INDEX
                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION................................................. 3

Item 1.      Consolidated Financial Statements

                  Consolidated Balance Sheets at June 30, 1998
                     (unaudited) and December 31, 1997........................ 3

                  Consolidated Statements of Operations (unaudited) for the
                     three months ended June 30, 1998 and June 30, 1997....... 4

                  Consolidated Statements of Operations (unaudited) for the
                     six months ended June 30, 1998 and June 30, 1997......... 5

                  Consolidated Statements of Cash Flows (unaudited) for
                     the six months ended June 30, 1998 and June 30, 1997..... 6

                  Notes to Consolidated Financial Statements.................. 7

Item 2.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations......................10

PART II.  OTHER INFORMATION...................................................15

Item 2.      Changes in Securities and Use of Proceeds........................15

Item 4.      Submission of Matters to a Vote of Security Holders..............16

Item 6.      Exhibits and Reports on Form 8-K.................................17

SIGNATURES....................................................................17

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                       U.S. AUTOMOTIVE MANUFACTURING, INC.
                           Consolidated Balance Sheet


                                                        June 30, 1998   December 31, 1997
                                                        -------------   -----------------
                                                                          (unaudited)
ASSETS
Current Assets:
    Cash                                                 $  2,211,170    $  1,001,843
    Accounts Receivable (net of allowance for doubtful
     accounts of $105,400 and $136,100, respectively)       4,152,014       2,800,755
    Inventories                                             9,120,347       8,739,028
    Prepaid Expense and other                                 178,832         425,781
                                                         ------------    ------------

    Total Current Assets                                   15,662,363      12,967,407

Property, plant and equipment (net of accumulated
    depreciation of $1,086,700 and $812,900,
    respectively)                                          10,542,991      10,256,556
Deferred financing costs                                      270,000            --
Goodwill, net                                               6,114,167       6,273,665
                                                         ------------    ------------

TOTAL ASSETS                                             $ 32,589,521    $ 29,497,628
                                                         ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Line of credit                                       $  7,088,000    $  4,815,211
    Current Portion of long-term debt                       1,628,227       1,688,942
    Accounts payable                                        3,004,988       2,735,688
    Accrued liabilities                                       569,191         830,282
                                                         ------------    ------------

         Total Current Liabilities                         12,290,406      10,070,123

Long-term debt, less current portion                          177,103         242,414
Redeemable convertible debentures                           2,250,000            --
Notes payable to shareholders                               4,800,000       4,500,000
                                                         ------------    ------------
         Total Liabilities                                 19,517,509      14,812,537
                                                         ------------    ------------

Stockholders' Equity:
Issued & outstanding capital stock $.001 par value             15,725          15,725
Additional paid-in capital                                 38,885,545      38,885,545
Accumulated deficit                                       (25,829,258)   (24,216,179)
                                                         ------------    ------------
         Total stockholders' equity                        13,072,012      14,685,091
                                                         ------------    ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $ 32,589,521    $ 29,497,628
                                                         ============    ============

                  Theaccompanying notes are an integral part of
                    these consolidated financial statements.

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                   Three Months Ended June 30,
                                                 ------------------------------
                                                     1998              1997
                                                 ------------      ------------


Net Sales                                        $  5,937,296      $    834,457

Cost of Goods Sold                                  4,528,545           685,873
                                                 ------------      ------------

Gross Profit                                        1,408,751           148,584
                                                 ------------      ------------

Operating Expenses:
  Selling and delivery                                799,378           115,204
  General and administrative                          945,066         1,717,082
                                                 ------------      ------------

  Total Operating Expenses                          1,744,444         1,832,286
                                                 ------------      ------------

Operating loss                                       (335,693)       (1,683,702)
Interest expense                                     (303,146)       (1,110,463)
                                                 ------------      ------------


Net Loss                                         $   (638,839)     $ (2,794,165)
                                                 ============      ============

Net Loss per share, basic and diluted            $      (0.04)     $      (0.31)
                                                 ============      ============


Weighted average shares outstanding                15,724,893         9,042,020
                                                 ============      ============





                 The accompanying notes are an integral part of
                     these consolidated financial statements

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)



                                                    Six Months Ended June 30,
                                                 ------------------------------
                                                     1998              1997
                                                 ------------      ------------


Net Sales                                        $  9,357,169      $  1,495,303

Cost of Goods Sold                                  7,181,872         1,388,634
                                                 ------------      ------------

Gross Profit                                        2,175,297           106,669
                                                 ------------      ------------

Operating Expenses:
  Selling and delivery                              1,331,382           231,609
  General and administrative                        1,905,891         2,291,078
                                                 ------------      ------------

Total Operating Expenses                            3,237,273         2,522,687
                                                 ------------      ------------

Operating loss                                     (1,061,976)       (2,416,018)
Interest expense                                     (551,103)       (2,013,220)
                                                 ------------      ------------


Net Loss                                         $ (1,613,079)     $ (4,429,238)
                                                 ============      ============

Net Loss per share, basic and diluted            $      (0.10)     $      (0.49)
                                                 ============      ============


Weighted average shares outstanding                15,724,893         8,970,079
                                                 ============      ============




                 The accompanying notes are an integral part of
                     these consolidated financial statements

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        Six Months Ended June 30,
                                                       --------------------------
                                                           1998           1997
                                                       -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss                                               $(1,613,079)   $(4,429,238)

Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
    Depreciation                                           273,845        320,836
    Amortization                                           159,498             --
    Provision for doubtful accounts                        (30,712)            --
    (Increase) Decrease In:
         Accounts Receivable                            (1,320,547)       (97,038)
         Inventory                                        (381,319)        55,796
         Prepaid Expenses                                  246,949        308,637
    Increase (Decrease) In:
    Accounts Payable and Accrued Liabilities                 8,209        252,364
                                                       -----------    -----------

Total Adjustments                                       (1,044,077)       840,595
                                                       -----------    -----------

Net Cash used in Operating Activities                   (2,657,156)    (3,588,643)
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures                                      (560,280)      (148,047)
                                                       -----------    -----------

Net cash flows (used in) operating activities             (560,280)      (148,047)


CASH FLOW FROM FINANCING ACTIVITIES

Net proceeds from issuance
    of common stock                                             --      5,800,000
Deferred Financing Costs                                  (270,000)            --
Net borrowings on notes payable and debentures           4,696,763        281,143
                                                       -----------    -----------


Net Cash provided by Financing Activities                4,426,763      6,081,143
                                                       -----------    -----------

NET INCREASE IN CASH                                     1,209,327      2,344,453

CASH-beginning of period                                 1,001,843        956,548
                                                       -----------    -----------

CASH-end of period                                     $ 2,211,170    $ 3,301,001
                                                       ===========    ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       U.S AUTOMOTIVE MANUFACTURING, INC.

                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)



NOTE 1:  BUSINESS OPERATIONS AND ORGANIZATION

U.S. Automotive Manufacturing, Inc. (formerly RT Industries, Inc.), a Delaware corporation incorporated on January 16, 1992, together with its wholly-owned subsidiaries Quality Automotive Company and U.S. Automotive Friction, Inc. (collectively, the "Company") is engaged in the manufacture, assembly and distribution of new and rebuilt automotive friction products. The Company maintains manufacturing and warehouse/distribution facilities in Tappahannock, Virginia and Sanford, Florida (the "Facilities"), which Facilities are either owned or leased by the Company.

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

NOTE 2:  UNAUDITED INTERIM STATEMENTS

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10 - QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

NOTE 3:  SIGNIFICANT ACCOUNTING POLICIES

The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income," on January 1, 1998. For the second quarter of 1998 and 1997, total comprehensive loss equalled the net loss.

NOTE 4:  MERGER WITH QUALITY AUTOMOTIVE COMPANY

On August 29, 1997, Quality Automotive Company was merged (the "Merger") into a wholly owned subsidiary of the Company, which subsidiary, as the surviving entity, changed its name to "Quality Automotive Company" ("Quality") following the Merger and currently conducts business under such name.

The unaudited pro forma information for the three and six months ended June 30, 1997, set forth below gives effect to the Merger as if it had occurred on January 1, 1997. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Merger been consummated on January 1, 1997, nor are they indicative of future results of operations.

                                         Three Months Ended     Six Months Ended
                                         June 30, 1997          June 30, 1997
                                         ------------------     ----------------

Net Sales                                $4,462,179             $8,119,984
Net Loss                                 (3,126,168)            (5,121,865)
Net loss per share (basic and diluted)        (0.29)                 (0.47)

NOTE 5:  INVENTORY

     Major inventory components as of June 30, 1998 were as follows:

Raw materials                                  $ 4,287,615

Work in Progress                                   101,598

Finished goods                                   4,731,134
                                               -----------

                                               $ 9,120,347
                                               ===========

NOTE 6:  DEBT

     1. The Company entered into a revolving credit facility (the "USAM Revolving Loan") on March 31, 1998, pursuant to which up to $2.0 million was made available to the Company. At June 30, 1998, an aggregate of $1.05 million had been advanced to the Company under the USAM Revolving Loan. Advances made pursuant to the USAM Revolving Loan bear interest at the rate of 11% per annum and are to be repaid by the Company, together with accrued interest thereon, at the expiration of 2 years, unless earlier prepaid, at the option of the Company. The USAM Revolving Loan is secured by a general security interest in the assets of the Company as well as a first security interest in and to the Company's Florida production facility. Under the terms of the USAM Revolving Loan, the Company (i) granted five year warrants to purchase up to 105,000 shares of the Company's Common Stock, exercisable after March 31, 1999 and (ii) agreed to grant additional warrants to purchase up to an aggregate of 315,000 additional shares of the Company's Common Stock, as follows: (x) in the event that funds advanced under the USAM Revolving Loan are outstanding at September 30, 1998, to grant to the lender additional five year warrants on such date to purchase up to an additional 105,000 shares of the Company's Common Stock, exercisable after March 31, 1999 and (y) in the event that funds advanced under the USAM Revolving Loan remain outstanding, commencing March 31, 1999 and continuing at each three
(3) month anniversary thereafter until December 31, 1999, to grant to the lender at each such three month anniversary an additional five year warrant for the purchase of 52,500 shares of the Company's Common Stock, exercisable at the time of such granting. Prepayment by the Company will result in a reduction of the total aggregate warrants to be granted by the Company. Such warrants shall be exercisable at an exercise price equal to eighty percent (80%) of the average closing sales price for the Common Stock for the twenty (20) trading days preceding March 31, 1999 or the granting date, whichever is later. The Company has also agreed to grant to the lender or its assigns "piggyback" registration rights with respect to the shares underlying such warrants.

     2. The Company obtained additional financing during the second quarter of 1998 through the sale, on June 30, 1998, of 8% Redeemable Convertible Debentures (each a "Debenture"), in the aggregate principal amount of $2,250,000, in accordance with, and in reliance upon the exemption from registration afforded by, Regulation S ("Regulation S") promulgated under the Securities Act of 1933, as amended (the "Act"). By the terms of the offering of the Debentures, the Company incurred a placement agent fee of $270,000 and a conversion discount of $450,000, which amounts will be expensed over the two and one-half year term of the Debentures or upon conversion of the debt to equity, whichever occurs earlier. The Debentures represent unsecured obligations of the Company and must be converted into shares (the "Conversion Shares") of the Company's Common Stock at the maturity date (December 31, 2000) unless they have been converted earlier, at the option of the holder. The conversion price of the Debentures will be equal to 80% of the average closing bid price of the shares of Common Stock as quoted on the Nasdaq SmallCap Market for the five (5) trading days immediately preceding the date of conversion. Notwithstanding the foregoing, the Company is not obligated to issue more than 3,144,900 Conversion Shares (the "Maximum Conversion Share Allotment"). The Company has also agreed, at its expense, to (x) file with the Securities and Exchange Commission ("SEC") on or before August 29, 1998, a registration statement covering the issuance by the Company of the Conversion Shares and (y) use its reasonable best efforts to cause such registration statement to be declared effective under the Act as soon as possible thereafter.

     The Debentures bear interest at 8% per annum (subject to increase under certain circumstances), payable upon conversion or redemption of the Debentures, in cash or shares of Common Stock, at the option of the Company. The interest rate will increase to 20% per annum for the period commencing January 1, 1999 in the event that the underlying Conversion Shares are not covered by a registration statement filed with the SEC. At such time as the underlying shares are tradable, without regard to conversion, the rate shall revert to the 8% per annum. Further, if upon conversion of the Debentures the Company would otherwise issue shares of Common Stock in excess of the Maximum Conversion Share Allotment, the interest rate on the Debentures will, effective as of the issuance of the Maximum Conversion Share Allotment, increase to 25% per annum with respect to the unconverted Debentures. The Company has agreed that if it has not either retired the remaining Debentures with accrued but unpaid interest within ten (10) days of the issuance of the Maximum Conversion Share Allotment or issued a proxy statement soliciting stockholder authorization to issue additional shares in lieu of such cash redemption of the remaining Debentures, the Company would pay a penalty equal to the difference between the interest rate paid since inception and 25% on those Debentures which remain outstanding after the issuance of the Maximum Share Allotment. Such penalty shall not be applicable if the Company issues such proxy as contemplated.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's recent losses; the Company's need to obtain additional financing and the ability to obtain such financing; outstanding indebtedness; the ability to hire and retain key personnel; successful completion and integration of prior and any future acquisitions; relationships with and dependence on third-party equipment manufacturers and suppliers; uncertainties relating to business and economic conditions in markets in which the Company operates; uncertainties relating to government and regulatory policies and other political risks; uncertainties relating to customer plans and commitments; cost of and availability of component materials and inventories; effect of governmental export and import policies; the highly competitive environment in which the Company operates; potential entry of new, well-capitalized competitors into the Company's markets; and the uncertainty regarding the Company's continued ability, through sales growth, to absorb the increasing costs incurred and expected to be incurred in connection with its business activities. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

General

     The Company believes it made significant progress in the quarter ended June 30, 1998 toward its goal of achieving profitability. As discussed in greater detail below, Revenues increased 600% over the comparable quarter ended June 30, 1997 and over 70% when compared to the 1998 first quarter. To keep up with the increased demand for its products, the Company has purchased additional machinery and equipment and hired additional personnel in the quarter ended June 30, 1998. At March 31, 1998, the Company had 249 full time and temporary employees. At June 30, 1998, the total was 287 people employed. In the Company's report for the first quarter of 1998, it was noted that significant overtime would be needed during the quarter to match production with sales. During the second quarter 1998, the Company spent in excess of $365,000 in overtime pay. The Company continues to spend overtime pay while it hires and trains new employees in an effort to reduce such overtime costs. As at August 1, 1998, the Company employed 345 full time and temporary employees. It is estimated that an additional 50 full-time employees will be needed to meet production demands. The Company believes that the cost of hiring and training additional employees should be significantly less then the overtime pay currently being spent. Notwithstanding, during the second quarter of 1998, gross profit increased close to ten-fold from the comparable quarter of 1997 and was almost double the gross profit of the first quarter of 1998. During the second quarter of 1998, the Company in consultation with its accountants adjusted overhead allocations across currently anticipated production. The loss for such period includes a $179,807 write down of inventory to adjust to the new standard. Net loss for the second quarter of 1998 was 23% of the comparable second quarter loss in 1997, and about 65% of the loss in the first quarter of 1998. To insure sufficient cash resources, the Company also raised over $2 million in a convertible debt offering during the second quarter 1998.

     While the progress made in Revenues, Gross Profit and Net Loss from the first quarter to the second quarter of 1998 is indicative of the progress made during such periods, the comparisons do little to approach the progress made over the three months included within the second quarter of 1998. Sales for the month ended June 30, 1998, multiplied by twelve (12) monthly periods, would give rise to annual sales of approximately $26.5 million. While any given month within a quarterly period gives rise to the use of estimates which may or may not be true taken in isolation to the quarter, management believes that the second quarter of 1998 ended with financial results approaching break-even.

Results of Operations

Comparison of Three Months Ended June 30, 1998 to Three Months Ended June 30,
1997

     Net Sales. Net sales for the three months ended June 30, 1998 were $5,937,296 as compared to net sales of $834,457 for the three months ended June 30, 1997. The increase of $5,102,839 or 612% was from additional sales due to the Merger with Quality during the third quarter of 1997 ($3.6 million) plus a significant gain (33%) in the Company's base business.

     Gross Profit. For the three months ended June 30, 1998, the Company had a gross profit of $1,408,751 as compared to the gross profit of $148,584 for the three months ended June 30, 1997. The increase in gross profit (850%) is the result of the increase in sales offset by a smaller increase in the overall cost of sales, attributable to the economies of scale resulting from the increase in Company sales.

     Selling, General and Administrative Expenses. Selling, general and administration expenses for the three months ended June 30, 1998 were $1,744,444 as compared to $1,832,286 for the three months ended June 30, 1997, representing a decrease of 4.8%. As a percentage of net sales, selling, general and administrative expenses decreased from 219% to 29%.

     Interest Expense. Interest expense decreased by $807,317 from $1,110,463 in the second quarter of 1997 to $303,146 in the second quarter of 1998. This decrease was attributable to a decrease in the principal amount of convertible debentures outstanding in 1998 offset by the increase in borrowings under the Company's borrowing facilities which was attributable to increased sales.

     Net Loss. The net loss in the second quarter of 1998 was ($638,839) or ($.04) per share based on 15,724,893 weighted average common and common equivalent shares outstanding compared to a net loss of ($2,794,165) or ($.31) per share in the second quarter of 1997 based on 9,042,020 common and common equivalent shares outstanding. The decrease in net loss of $2,155,326 was primarily the result of economies of scale and the decrease of interest expense.

Comparison of Six Months Ended June 30, 1998 to Six Months Ended June 30, 1997

     Net Sales. Net sales for the six months ended June 30, 1998 were $9,357,169 as compared to net sales of $1,495,303 for the six months ended June 30, 1997. The increase of $7,861,866 or 525% was from additional sales due to the Merger with Quality during the third quarter of 1997 ($8,119,984) plus an overall gain of 15.2% in the Company's base business.

     Gross Profit. For the six months ended June 30, 1998, the Company had a gross profit of $2,175,297 as compared to a gross profit of $106,669 for the six months ended June 30, 1997. The increase in gross profit (1939%) resulted from economies of scale realized as a result of the Merger and the increase in sales.

     Selling, General and Administrative Expenses. Selling, general and administration expenses for the six months ended June 30, 1998 were $3,237,273 as compared to $2,522,687 for the six months ended June 30, 1997, representing an increase of $714,586 (28%) due to increased sales. As a percentage of net sales, selling, general and administrative expenses decreased from 168% to 34.6%.

     Interest Expense. Interest expense decreased by $1,462,117 from $2,013,220 in the six months ended June 30, 1997 to $551,103 in the six months ended June 30, 1998. The decrease is attributable to a decrease in the principal amount of convertible debentures outstanding in 1998 offset by increased borrowings under the Company's credit facilities resulting from the increase in sales.

     Net Income (Loss). The net loss in the first six months of 1998 was ($1,613,079) or ($0.10) per share based on 15,724,893 weighted average common and common equivalent shares outstanding compared to a net loss of ($4,429,238) or ($0.49) per share in the six months ended June 30, 1997 based on 8,970,079 common and common equivalent shares outstanding. The decrease in net loss of $2,816,159 was primarily the result of the economies of scale of the increased business and the decrease in interest expense.

Liquidity and Capital Resources

     During the six months ended June 30, 1998, the Company financed its operations primarily through net proceeds from the Company's private sales of equity and debt securities, borrowings under its lending facilities and cash generated by operations.

     At June 30, 1998, the Company had consolidated cash and short-term investments totalling $2,211,170 and working capital of $3,371,957. At June 30, 1997, the Company had consolidated cash and short-term investments totalling $3,301,003 and working capital of $3,068,444. This decrease in working capital was due primarily to the Merger.

     Net cash provided by financing activities for six months ended June 30, 1998 was $4,426,753, consisting primarily of advances to the Company under the USAM Revolving Loan (as defined below) and the proceeds of a private placement of convertible debt securities in the gross amount of $2,250,000. Proceeds from such offerings were used to fund on-going operations and to replace cash depleted through losses by the Company.

     Prior to April 1997, the Company had a $7.5 million secured line of credit with Congress Financial Corporation. Such line of credit matured in April 1997, at which time the Company did not renew the credit line.

     After the Merger, a principal source of capital for the Company's operations has been the line of credit (the "Credit Facility") between Quality and LaSalle Business Credit, Inc. ("LaSalle"), which Credit Facility was renewed for a one year period commencing April 1, 1998. The term of such Credit Facility will, unless terminated by either party upon written notice sixty (60) days prior to the expiration of such one (1) year renewal period (or successive one
(1) year periods thereafter, if applicable), automatically be renewed for successive one (1) year periods thereafter. The Company was and continues to be in noncompliance with certain financial covenants under the Credit Facility as at the date of renewal, at June 30, 1998 and at August 14, 1998.

     The Credit Facility consists of the following components:

     (i) a secured revolving credit facility of up to $7.5 million. Advances are made by formula on the Company's accounts receivable and inventory. At June 30, 1998, the revolving credit had approximately $6.038 million of a possible $6.817 million outstanding. Interest is calculated at the prime rate plus 1% (9.5% at June 30, 1998)

     (ii) a secured loan covering machinery equipment, property and plant having an original loan amount of approximately $3.5 million of which $600,000 was outstanding at June 30, 1998. Monthly installments of $50,000 are due until maturity, at which time any balance owing is due. Interest is calculated at the prime are plus 1% (9.5% at June 30,
          1998)

     (iii) a secured loan covering machinery and equipment put into service under a capital expenditure facility of 1995. The original amount outstanding was approximately $1 million. At June 30, 1998, the balance outstanding was approximately $455,000. The loan calls for monthly payments of $31,000 with any balance being due at the maturity date. Interest is calculated at the prime rate plus 1% (9.5% at June 30, 1998).

     Quality's obligation to pay the principal of, interest on, premium, if any, and all other amounts payable on account of the Credit Facility is secured by substantially all of the assets of Quality as well as the pledge of all of the Company's ownership interest in Quality.

     Quality has requested that LaSalle amend the existing documentation to remove any technical defaults and grant a new $2.0 million capital expenditure finance facility (carrying an 85% advance rate against new equipment purchased (acquired after June 1997), with interest and maturity date consistent with other fixed asset financing, except that there will be no amortization of principal during the first 12 months of the facility). LaSalle has advised the Company of its willingness to grant such request subject to satisfactory documentation. Lasalle has requested certain up-dated financial information; which the Company will provide in the near future. Although there can be no assurance, the Company believes that such arrangement will be finalized during the third quarter of 1998. Until such technical defaults are amended, the maturity date of the existing credit agreements may be able to be accelerated by LaSalle. Management believes that should it become necessary or advisable to change its borrowing arrangements there are a number of financial institutions willing to provide necessary financing to the Company. No such change is contemplated or expected.

     The Company also entered into a revolving credit facility on March 31, 1998, pursuant to which up to $2.0 million was made available to the Company (the "USAM Revolving Loan"). At June 30, 1998, an aggregate of up to $1.05 million had been advanced to the Company under the USAM Revolving Loan. Advances pursuant to the USAM Revolving Loan bear interest at the rate of 11% per annum and are to be repaid by the Company, together with accrued interest thereon, at the expiration of 2 years, unless earlier prepaid, at the option of the Company. The USAM Revolving Loan is secured by a general security interest in the assets of the Company as well as a first security interest in and to the Company's Florida production facility. Under the terms of the USAM Revolving Loan, the Company (i) granted five year warrants to purchase up to 105,000 shares of the Company's Common Stock, exercisable after March 31, 1999 and (ii) agreed to grant additional warrants to purchase up to an aggregate of 315,000 additional shares of the Company's Common Stock, as follows: (x) in the event that funds advanced under the USAM Revolving Loan are outstanding at September 30, 1998, to grant to the lender additional five year warrants on such date to purchase up to an additional 105,000 shares of the Company's Common Stock, exercisable after March 31, 1999 and (y) in the event that funds advanced under the USAM Revolving Loan remain outstanding, commencing March 31, 1999 and continuing at each three
(3) month anniversary thereafter until December 31, 1999, to grant to the lender at each such three month anniversary an additional five year warrants for the purchase of 52,500 shares of the Company's Common Stock, exercisable at the time of such granting. Prepayment by the Company will result in a reduction of the total aggregate warrants to be granted by the Company. Such warrants shall be exercisable at an exercise price equal to eighty percent (80%) of the average closing sales price for the Common Stock for the twenty (20) trading days preceding March 31, 1999 or the granting date, whichever is later. The Company has also agreed to grant to the lender or its assigns "piggyback" registration rights with respect to the shares underlying such warrants.

     In addition to the Credit Facility and the USAM Revolving Loan, the Company obtained additional financing during the second quarter of 1998 through the sale, on June 30, 1998, of 8% Redeemable Convertible Debentures (each a "Debenture"), in the aggregate principal amount of $2,250,000, in accordance with, and in reliance upon the exemption from registration afforded by, Regulation S ("Regulation S") promulgated under the Securities Act of 1933, as amended (the "Act"). The Debentures represent unsecured obligations of the Company and must be converted into shares (the "Conversion Shares") of the Company's Common Stock at maturity date (December 31, 2000) unless they have been converted earlier, at the option of the holder. The conversion price of the Debentures will be equal to 80% of the average closing bid price of the shares of Common Stock as quoted on the Nasdaq SmallCap Market for the five (5) trading days immediately preceding the date of conversion. Notwithstanding the foregoing, the Company is not obligated to issue more than 3,144,900 Conversion Shares (the "Maximum Conversion Share Allotment"). The Company has also agreed, at its expense, to (x) file with the Securities and Exchange Commission ("SEC") on or before August 29, 1998, a registration statement covering the issuance by the Company of the Conversion Shares and (y) use its reasonable best efforts to cause such registration statement to be declared effective under the Act as soon as possible thereafter.

     The Debentures bear interest at 8% per annum (subject to increase under certain circumstances), payable upon conversion or redemption of the Debentures, in cash or shares of Common Stock, at the option of the Company. The interest rate will increase to 20% per annum for the period commencing January 1, 1999 in the event that the underlying Conversion Shares are not covered by a registration statement filed with the SEC. At such time as the underlying shares are tradable, without regard to conversion, the rate shall revert to the 8% per annum. Further, if upon conversion of the Debentures the

Company would otherwise issue shares of Common Stock in excess of the Maximum Conversion Share Allotment, the interest rate on the Debentures will, effective as of the issuance of the Maximum Conversion Share Allotment, increase to 25% per annum with respect to the unconverted Debentures. The Company has agreed that if it has not either retired the remaining Debentures with accrued but unpaid interest within ten (10) days of the issuance of the Maximum Conversion Share Allotment or issued a proxy statement soliciting stockholder authorization to issue additional shares in lieu of such cash redemption of the remaining Debentures, the Company would pay a penalty equal to the difference between the interest rate paid since inception and 25% on those Debentures which remain outstanding after the issuance of the Maximum Share Allotment. Such penalty shall not be applicable if the Company issues such proxy as contemplated.

Impact of the Year 2000

In 1997, as part of a general improvement to Company reporting, a new manufacturing and financial software package was purchased form a recognized leader in its field. As part of that general upgrade, the Company moved from a IBM 36 advanced to an IBM AS400. The new system, which fully contemplates the computer related problems with the new millennium, is in the final stages of testing in the Tappahannock, Virginia facility. The Company's new system accommodates remote locations and the Sanford, Florida facility is expected to be placed on-line later this year.

The Company, in assessing the readiness of third party suppliers and customers, has concentrated on alternative back-up procedures to minimize or eliminate any adverse effect on the Company's business in the event customers or suppliers systems have a Year 2000 problem. As at June 30, 1998, the Company believes it has set sufficient back-up systems in place to insulate its business from a Year 2000 problem. While the Company has a substantial investment in the new computer and software, such costs were incurred as part of a general system upgrade and not in response to a potential Year 2000 problem. The Company estimates that costs incurred in investigating and correcting any potential Year 2000 problem have been and will be immaterial.

PART II:  OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 30, 1998, the Company sold Debentures to Non-U.S. Persons (as defined in Regulation S) pursuant to the exemption from the registration requirements under the Act afforded by Regulation S. Net proceeds to the Company from the Offering were approximately $1,980,000. By the terms of the offering of the Debentures, the Company incurred a placement agent fee of $270,000 and a conversion discount of $450,000, which amounts will be expensed over the two and one-half year term of the Debentures or upon conversion of the debt to equity, whichever occurs earlier.

     The Debentures represent unsecured obligations of the Company and are convertible into shares (the "Conversion Shares") of the Company's Common Stock at the date of maturity (December 31, 2000) unless they have been converted earlier, at the option of the holder. The conversion price of the Debentures will be equal to 80% of the average closing bid price of the shares of Common Stock as quoted on the Nasdaq SmallCap Market for the five (5) trading days immediately preceding the date of conversion. Notwithstanding the foregoing, the Company is not obligated to issue more than 3,144,900 Conversion Shares (the "Maximum Conversion Share Allotment") upon the conversion of the Debentures.

     The Company may redeem the Debentures at any time, upon 30 days prior written notice as to redemptions made, or upon three days notice for redemption pursuant to (iii) hereof (a "Redemption Notice"), at a redemption price equal to
(i) 110% of the principal amount of, plus accrued interest on, the Debentures, prior to August 29, 1998; (ii) 125% of the principal amount of, plus accrued interest on, the Debentures, commencing on August 30, 1998; or (iii) 100% of the principal amount of, plus accrued interest on, the Debentures in the event that the Company shall have issued the Maximum Conversion Share Allotment.

     In addition, if the Company redeems the Debentures any time after the Company has issued the Maximum Conversion Share Allotment, the Company has also agreed to issue to the holders of the Debentures to be redeemed a number of warrants (the "Redemption Warrants") equal to one-half of the principal amount of Debentures to be redeemed. If issued, the Redemption Warrants will be exercisable for a period of five years from the date of issuance at an exercise price equal to either (i) the greater of (A) $1.00 per share; (B) 115% of the average of the closing bid price of the Common Stock for the five trading days immediately preceding the Redemption Date or (ii) in the event that an exercise price under alternative (i) is determined by Nasdaq to be an issuance below the then current market price within the meaning of NASD Rule 4310(c)(25)(H) (or any successor rule), the exercise price will be equal to the closing bid price of the Common Stock on June 30, 1998 and the number of Warrant Shares issuable will be subject to adjustment as provided in the Redemption Warrant.

     If issued, the Redemption Warrants will be redeemable by the Company upon notice of not less than 30 days, at a price of $.05 per Redemption Warrant but only to the extent that the shares of Common Stock underlying the Redemption Warrants are transferable either pursuant to an effective registration statement or pursuant to Rule 144 of the Act and the closing bid price of the Common Stock on all 15 trading days ending on the day on which the Company gives notice has been at least 150% of the then effective exercise price of the Redemption Warrants. The Redemption Warrants will be exercisable either on a cash or "cashless" basis and the holders will have certain registration rights with respect to the shares of Common Stock issuable upon exercise of the Redemption Warrants.

     The Company has also agreed, at its expense, to (x) file with the SEC on or before August 29, 1998, a registration statement covering the issuance by the Company of the Conversion Shares and (y) use its reasonable best efforts to cause such registration statement to be declared effective under the Act as soon as possible thereafter. The Company has also granted certain registration rights with respect to the Redemption Warrants.

     On July 8, 1998, the Company issued non-qualified stock options with the directors and certain key employees of the Company under its 1998 Stock Option Plan (the "1998 Plan"), pursuant to which such directors and employees received options to purchase up to an aggregate of 625,000 shares of the Company's Common Stock, at an option price of $.96875. Such options shall vest and be exercisable in equal annual installments over a five year period with respect to the directors' options and over a four year period with respect to options held by the key employees and then, only to the extent that such holder is still employed by the Company as of the date of such vesting and otherwise still eligible under the terms of the 1998 Plan. Such options become exercisable at various dates and expire at the end of not more than 5 years from the date of the grant or within sixty days of termination of employment with the Company, which ever is earlier. For purposes of such options, the Company shall at all times reserve and keep available, free from preemptive rights, out of its authorized but unissued Common Stock, the full number of shares of Common Stock issuable upon the exercise of the options. The Company is authorized to issue up to 1,000,000 options under the 1998 Plan.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 30, 1998, the Company held an Annual Meeting of stockholders at which the following items were voted on by the common stockholders of the
Company: (i) the election of directors, (ii) the authorization of the Company's 1998 Stock Option Plan and (iii) the authorization of an amendment to the Company's Certificate of Incorporation providing for the issuance of a class of preferred stock (for which a final vote was adjourned to July 20, 1998).

     1. Messrs. Martin Chevalier, John W. Kohut, David Love and Mandel Sherman were elected to serve as members of the Company's Board of Directors for the ensuing year and until the election and qualification of their successors. The votes cast by stockholders were as follows:

                                     Votes Cast                   Votes
         Director                       "For"                   Withheld
         --------                       -----                   --------

Martin Chevalier                    13,280,371
John W. Kohut                       13,277,371                   3,000
David Love                          13,280,371
Mandel Sherman                      13,256,871                   23,500

     2. The approval of the 1998 Stock Option Plan was approved by the following vote of the stockholders:

Votes Cast          Votes Cast
   "For"             "Against"            Abstentions         Broker Non-Votes
   -----             ---------            -----------         ----------------

2,492,210             797,250               76,740             8,336,938

     3. The proposal to amend the Certificate of Incorporation of the Company to authorize the issuance of a class of Preferred Stock was not approved for failure to obtain the requisite vote of the voting stockholders. The votes cast by stockholders were as follows:

Votes Cast          Votes Cast
   "For"             "Against"            Abstentions         Broker Non-Votes
   -----             ---------            -----------         ----------------

4,278,173             871,610               68,920             8,336,938

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 27 Financial Data Schedule

          (b)  Form 8-K

               No Form 8-K's were filed during the quarter ended June 30, 1998.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 14, 1998

                               U.S. AUTOMOTIVE MANUFACTURING, INC.


                               By:   /s/ JOHN W. KOHUT
                                    -------------------
                                     John W. Kohut,
                                     Chairman of the Board
                                     and Principal Financial Officer
                                     (duly authorize officer)