Form 10QSB
period 1998-09-30
US AUTOMOTIVE MANUFACTURING INC
filed 1998-11-17
CIK 886113

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB


(MARK ONE)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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


________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  _X_        No____

As of November 13, 1998, the Issuer had 15,724,893 shares outstanding of its common stock, $.001 par value.

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                                      INDEX
                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION..................................................3

Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets at September 30, 1998
                (unaudited) and December 31, 1997..............................3

             Consolidated Statements of Operations (unaudited) for the
                three months and nine months ended September 30, 1998
                 and September 30, 1997........................................4

             Consolidated Statements of Cash Flows (unaudited) for
              the nine months ended September 30, 1998
                 and September 30, 1997........................................5

             Notes to Consolidated Financial Statements........................6

Item 2.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.......................8


PART II.  OTHER INFORMATION...................................................14

Item 1.      Legal Proceedings................................................14

Item 2.      Changes in Securities and Use of Proceeds .......................14

Item 4.      Submission of Matters to a Vote of Security Holders..............14

Item 6.      Exhibits and Reports on Form 8-K.................................14

SIGNATURES....................................................................15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                       U.S. AUTOMOTIVE MANUFACTURING, INC.
                           Consolidated Balance Sheets

                                                                              September 30, 1998
                                                                                  (Unaudited)        December 31, 1997
                                                                              ------------------     -----------------
ASSETS
Current Assets:
          Cash                                                                    $    743,076          $  1,001,843
          Accounts receivable (net of allowance for doubtful accounts
                of $91,000 and $136,000, respectively)                               5,292,080             2,800,755
          Inventories                                                               10,924,456             8,739,028
          Prepaid expenses and other                                                   147,101               425,781
                                                                                  ------------          ------------
          Total Current Assets                                                      17,106,713            12,967,407

Property, plant and equipment (net of accumulated depreciation of
          $1,531,000 and $812,900, respectively)                                    10,905,525            10,256,556
Deferred financing costs                                                               243,000                    --
Goodwill, net                                                                        6,034,418             6,273,665
                                                                                  ------------          ------------
TOTAL ASSETS                                                                      $ 34,289,656          $ 29,497,628
                                                                                  ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
          Line of credit                                                          $  7,030,396          $  4,815,211
          Current portion of long term debt                                          1,355,755             1,688,942
          Accounts payable                                                           4,471,058             2,735,688
          Accrued liabilities                                                          699,644               830,282
                                                                                  ------------          ------------
          Total Current Liabilities                                                 13,556,864            10,070,123

Long-term debt, less current maturities                                                181,386               242,414
Redeemable convertible debentures                                                    2,250,000                    --
Line of credit, long term portion                                                    1,050,000                    --
Notes payable to shareholders                                                        4,890,000             4,500,000
                                                                                  ------------          ------------
          Total Liabilities                                                         21,928,250            14,812,537

Stockholders' equity:
Issued and outstanding capital stock, $.001 par value                                   15,725                15,725
Additional paid-in capital                                                          38,885,545            38,885,545
Accumulated deficit                                                                (26,539,864)          (24,216,179)
                                                                                  ------------          ------------
          Total Stockholders' Equity                                                12,361,406            14,685,091
                                                                                  ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 34,289,656          $ 29,497,628
                                                                                  ============          ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       U.S. AUTOMOTIVE MANUFACTURING, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended September 30,         Nine Months Ended September 30,
                                                           --------------------------------        --------------------------------
                                                              1998                1997                 1998                1997
                                                           ------------        ------------        ------------        ------------
Net Sales                                                  $  5,590,661        $  1,850,076        $ 14,947,830        $  3,345,379

Cost of Goods Sold                                            4,031,877           1,591,819          11,213,749           2,980,454
                                                           ------------        ------------        ------------        ------------
Gross Profit                                                  1,558,784             258,257           3,734,081             364,925
                                                           ------------        ------------        ------------        ------------
Operating Expenses:
                Selling and delivery                            771,627             287,170           2,103,009             518,751
                General and administrative                    1,077,953           5,653,841           2,983,844           7,898,347
                                                           ------------        ------------        ------------        ------------
Total Operating Expenses                                      1,849,580           5,941,011           5,086,853           8,417,098
                                                           ------------        ------------        ------------        ------------

Operating Loss                                                 (290,796)         (5,682,754)         (1,352,772)         (8,052,173)
Interest Expense                                               (419,810)         (1,675,097)           (970,913)         (3,688,317)
                                                           ------------        ------------        ------------        ------------
Net Loss                                                   $   (710,606)       $ (7,357,851)       $ (2,323,685)       $(11,740,490)
                                                           ============        ============        ============        ============
Net Loss per share, basic and diluted                      $       (.05)       $      (0.66)       $      (0.15)       $      (1.06)
                                                           ============        ============        ============        ============
Weighted average shares outstanding                          15,724,893          11,086,610          15,724,893          11,086,610
                                                           ============        ============        ============        ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       U.S. AUTOMOTIVE MANUFACTURING, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     Nine Months Ended September 30,
                                                                                    ---------------------------------
                                                                                       1998                  1997
                                                                                    -----------           -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss                                                                           $ (2,323,685)         $(11,740,490)

Adjustments  to reconcile net loss to net cash used in
operating activities:
        Depreciation                                                                    718,141               477,448
        Amortization                                                                    266,247                26,583
        Provision for doubtful accounts                                                 (44,938)              412,035
        Provision for inventory valuation                                              (720,519)            1,345,776
        Provision for property, plant and equipment valuation                              --               1,483,629
        Convertible debentures interest expense                                            --               3,500,000
        (Increase) decrease in:
               Accounts Receivable                                                   (2,446,387)              581,219
               Inventory                                                             (1,464,909)              320,544
               Prepaid Expenses                                                         278,680               102,369
        Increase in:
               Accounts Payable and Accrued Liabilities                               1,604,732                63,634
                                                                                    -----------           -----------
Total Adjustments                                                                    (1,808,953)            8,313,237
                                                                                    -----------           -----------
Net cash used in operating activities                                                (4,132,638)           (3,427,253)
                                                                                    -----------           -----------
CASH FLOW FROM INVESTING ACTIVITIES

        Acquisition of QAC                                                                 --              (2,893,543)
        Capital expenditures                                                         (1,367,110)             (411,904)
                                                                                    -----------           -----------
Net cash used in investing activities                                                (1,367,110)           (3,305,447)
                                                                                    -----------           -----------
CASH FLOW FROM FINANCING ACTIVITIES

        Deferred financing costs                                                       (270,000)                 --
        Proceeds from convertible debentures                                          2,250,000            10,500,000
        Net (repayments) borrowings on notes payable                                  3,260,981            (2,058,879)
                                                                                    -----------           -----------
Net cash provided by financing activities                                             5,240,981             8,441,121
                                                                                    -----------           -----------
NET INCREASE (DECREASE) IN CASH                                                        (258,767)            1,708,421

Cash, beginning of period                                                             1,001,843               956,548
                                                                                    -----------           -----------
Cash, end of period                                                                $    743,076          $  2,664,969
                                                                                    ===========           ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       U.S AUTOMOTIVE MANUFACTURING, INC.

                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)



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

NOTE 2:  UNAUDITED INTERIM STATEMENTS

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10 - QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

NOTE 3:  SIGNIFICANT ACCOUNTING POLICIES

The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income," on January 1, 1998. For the third quarter of 1998 and 1997, total comprehensive loss equalled the net loss.

NOTE 4:  MERGER WITH QUALITY AUTOMOTIVE COMPANY

On August 29, 1997, Quality Automotive Company was merged (the "Merger") into a wholly owned subsidiary of the Company, which subsidiary, as the surviving entity, changed its name to "Quality Automotive Company" ("Quality") following the Merger and currently conducts business under such name.

The unaudited pro forma information for the three and nine months ended September 30, 1997, set forth below gives effect to the Merger as if it had occurred on January 1, 1997. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Merger been consummated on January 1, 1997, nor are they indicative of future results of operations.

                                               Three Months Ended              Nine Months Ended
                                               September 30, 1997              September 30, 1997
                                               ------------------              ------------------
Net Sales                                         $  3,792,826                    $ 11,912,810
Net Loss                                            (7,781,978)                    (12,903,843)
Net Loss per share (basic and diluted)            $      (0.61)                   $      (1.01)


NOTE 5: INVENTORY

     Major inventory components as of September 30, 1998 and December 31, 1997 were as follows:


                     September 30, 1998                December 31, 1997
                     ------------------                -----------------
Raw materials           $ 4,584,343                      $ 4,053,517

Work in Progress            188,267                          176,519

Finished goods            6,151,846                        4,508,992
                        -----------                      -----------

                        $10,924,456                      $ 8,739,028
                        ===========                      ===========

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

General

     During the quarter ended September 30, 1998, the Company continued to make progress toward its goal of achieving profitability. Since its Merger in the third quarter of 1997, management's immediate goal has been to materially increase revenues while realigning the Company's customer base toward larger volume purchasers. During 1997, no single customer accounted for more than 10% of the Company's business. For 1998, the Company expects to report a sales increase of approximately 200% on a reported basis (approximately 33% on a pro-forma basis), with at least two customers providing more than 10% of sales. Consistent with such expectations, revenues for the quarter ended September 30, 1998 were up over 200% from the comparable quarter ended September 30, 1997. Over the last ten years, the average seasonal difference between third and second quarter revenue at Quality Automotive Company ("Quality") was a decrease of 15%. For the comparable quarters during 1998 the decrease was only 6%, which was due to continued revenue growth within the third quarter. The Company continues to secure significant additional business. The Company has recently been informed that, beginning in 1999, its existing supply relationship with a major customer will be expanded as a result of acquisitions recently concluded by such customer. The Company has also recently bid on additional significant national business. Based on business relationships currently in place, the Company anticipates annualized 1999 revenues will exceed 1998 revenues by approximately 50%. Management's goal to increase revenues specifically with larger volume customers is rooted in its projections of its economies of scale of production. It is the intention of management to continue to broaden the Company's business base over time with large volume purchasers to reduce dependence on any one customer or group of customers while enjoying such economies of scale.

     Material growth has not been attained without short-term disruptions. As previously noted, the explosive volume increase has necessitated the purchase of new machinery and equipment and the hiring and training of significant number of new employees, resulting in significant increases in operating expenses. The ramp-up of production has come at a high front end cost.

     At March 31, 1998 the Company employed 249 full-time and temporary employees. At June 30th the comparable number was 287. At August 1st the number increased to 345 and at September 30, 1998 the Company employed 371 full-time and temporary employees (a 49% increase in staff versus an increase of 63% in quarterly revenues). During the third quarter the Company's total payroll increased by approximately $435,000, inclusive of overtime pay of approximately $400,000. As training is completed and staff becomes more seasoned, it is expected that overtime will decrease significantly.

     Another item adversely effecting profitability for the third quarter of 1998 was the roll out of three new specialty programs for one of our new customers. Specialty programs by their nature preclude the use of "off-the-shelf" product, in favor of a "produced-to-order product". With over 2000 SKU's produced by the Company, production efficiencies can only be realized by longer runs produced to inventory. Any start-up specialty program extracts a heavy up front cost and management only authorizes such programs where it believes that the long term benefit of the client relationship far exceeds the short term costs. Moreover, management further believes that the short term inefficiencies of these programs are substantially behind the Company.

     Lastly, overall production at the Company's Florida plant remains behind scheduled targets. The Company has assigned one of its key personnel to the Florida plant to assist regional management to obtain satisfactory levels of production and efficiency. It is expected that such task will be accomplished by year-end.

     The Company's efforts to maintain high customer satisfaction while controlling costs have been impeded by the on-going transition to a new computer system at Quality Automotive ("Quality"). In late 1996, Quality signed a contract to convert its computer system to a new manufacturing and financial software system available from a recognized leader in its field. At that time a consulting firm recommended by the software firm was retained to assist in the transition to the new system. In February 1998, the new system went on-line. Since that time, however, the Company has been plagued with systems problems. The Company took full inventory counts on March 31, 1998 and June 30, 1998. As a result of reporting problems, management has implemented a program whereby a full physical inventory has been taken every other month - with a partial inventory being taken on off months. Aside from the internal costs involved with dealing with these problems, the Company, to date has paid over $500,000 for consulting services. The lack of timely accurate reporting has inhibited management's ability to contain the Company's costs.

     The computer reporting problems have also resulted in untimely reports to the Company's lender. The lender has been advised that the Company has embarked on a program with the software company and the consultants to resolve such problems by year end. The Lender has been supportive of the Company's continuing efforts to resolve these problems. Although management is dedicated to the resolution of these problems, there can be no assurance that the computer problems will be resolved within such time frame.

     During the quarter ended September 30, 1998, the Company's two principal market makers ceased doing business. This has resulted in the Company's stock price falling to levels severely below book value. At such levels, management does not believe that the Company can raise funds on an equity basis upon terms that are reasonable and not significantly below market prices.

     Although the Company believes it is well-positioned from a sales standpoint to continue to materially increase its business, the Company is short on capital at this time. In addition, the Company's inability to raise equity based funding upon reasonable terms, together with its computer related problems, have severely limited the Company's near-term possibilities for obtaining additional capital. The Company continues to explore all means of raising additional capital, including the issuance of additional debt and equity instruments. Recently, the Company has had discussions with its lender about entering into a new revolving credit and term loan agreement, drawing upon substantial unencumbered capital assets held by the Company as an additional lending base. In the interim, the lender has granted a temporary increase in Quality's existing revolving credit up to a maximum of $8 million. While management is confident that the Company can meet these challenges in the short term, there can however be no assurance that the Company can obtain additional funding.

     Lastly, because the Company's stock has remained below the $1.00 per share listing criteria, The NASDAQ Stock Market has notified the Company that if its stock does not trade above $1.00 per share for a period of at least 10 trading days during any 10-day period ending November 26, 1998, the Company's securities will be subject to delisting. Prior to such date, the Company may request a hearing which, if granted, could delay any potential decision to delist until at least the date of such hearing. Because management believes that the Company cannot, in the time allotted, interest one or more securities firms in making a professional market in the Company's securities, management is currently considering soliciting shareholder approval for an anticipated 15:1 reverse split of its common stock in an effort to satisfy Nasdaq's minimum stock price component. Approval of such an action would substantially reduce outstanding shares and increase the per share price to a level which should allow for continued listing. No assurance can be given, however, that such action will be taken by the board; or if taken, that the shareholders will approve such action. Further, should the Board recommend such action and the requisite shareholder approval is received, no assurance can be given that the shares shall continue to trade above NASDAQ listing criteria or that the Company would continue to meet Nasdaq's other criteria for continued listing.

Results of Operations

Comparison of Three Months Ended September 30, 1998 to Three Months Ended September 30, 1997

     Net Sales. Net sales for the three months ended September 30, 1998 were $5,590,661 as compared to net sales of $1,850,076 for the three months ended September 30, 1997. The increase of $3,740,585 or 202% was from additional sales due to the Merger with Quality during the third quarter of 1997 plus a significant gain (45%) in the Company's base business.

     Gross Profit. For the three months ended September 30, 1998, the Company had a gross profit of $1,558,784 as compared to the gross profit of $258,257 for the three months ended September 30, 1997. The increase in gross profit (504%) is the result of the increase in sales offset by a smaller increase in the overall cost of sales, attributable to the economies of scale as a result of the Merger and the increase in Company sales.

     Selling, General and Administrative Expenses. Selling, general and administration expenses for the three months ended September 30, 1998 were $1,849,580 as compared to $5,941,011 for the three months ended September 30, 1997, representing a decrease of 69%. As a percentage of net sales, selling, general and administrative expenses decreased from 321% to 33%.

     Interest Expense. Interest expense decreased by $1,255,287 from $1,675,097 in the third quarter of 1997 to $419,810 in the third quarter of 1998. This decrease was attributable to a decrease in the principal amount of convertible debentures outstanding in 1998 offset by the increase in borrowings under the Company's borrowing facilities.

     Net Loss. The net loss in the third quarter of 1998 was ($710,606) or ($.05) per share based on 15,724,893 weighted average common and common equivalent shares outstanding compared to a net loss of ($7,357,851) or ($.66) per share in the third quarter of 1997 based on 11,086,610 common and common equivalent shares outstanding. The decrease in net loss of $6,647,245 was primarily the result of economies of scale, the decrease of interest expense and the reduction in other non-recurring expenses.

Comparison of Nine Months Ended September 30, 1998 to Nine Months Ended September 30, 1997

     Net Sales. Net sales for the nine months ended September 30, 1998 were $14,947,830 as compared to net sales of $3,345,379 for the nine months ended September 30, 1997. The increase of $11,602,451 or 347% was from additional sales due to the Merger with Quality during the third quarter of 1997 ($8,567,071) plus an overall gain of 25.5% in the Company's base business.

     Gross Profit. For the nine months ended September 30, 1998, the Company had a gross profit of $3,734,081 as compared to a gross profit of $364,925 for the nine months ended September 30, 1997. The increase in gross profit (923%) resulted from economies of scale realized as a result of the Merger and the increase in sales.

     Selling, General and Administrative Expenses. Selling, general and administration expenses for the nine months ended September 30, 1998 were $5,086,853 as compared to $8,417,098 for the nine months ended September 30, 1997, representing an decrease of $3,330,245 (39.6%). As a percentage of net sales (which increased during such nine month period), selling, general and administrative expenses decreased from 252% to 34.0%.

     Interest Expense. Interest expense decreased by $2,717,404 from $3,688,317 in the nine months ended September 30, 1997 to $970,913 in the nine months ended September 30, 1998. The decrease is attributable to a decrease in the principal amount of convertible debentures outstanding in 1998 offset by increased borrowings under the Company's credit facilities.

     Net Income (Loss). The net loss in the first nine months of 1998 was ($2,323,685) or ($0.15) per share based on 15,724,893 weighted average common and common equivalent shares outstanding compared to a net loss of ($11,740,490) or ($1.06) per share in the nine months ended September 30, 1997 based on 11,086,610 common and common equivalent shares outstanding. The decrease in net loss of $9,416,805 was primarily the result of cost savings due to economies of scale, a decrease in interest expense and the decrease of other non-recurring expenses.

Liquidity and Capital Resources

     During the nine months ended September 30, 1998, the Company financed its operations primarily through net proceeds from the Company's private sales of equity and debt securities, borrowings under its lending facilities and cash generated by operations.

     At September 30, 1998, the Company had consolidated cash and short-term investments totalling $743,076 and working capital of $3,549,849. At September 30, 1997, the Company had consolidated cash and short-term investments totalling $2,664,969 and working capital of $9,475,750. This decrease in working capital was due to the Merger, and the reclassification of certain debt items from long term (1997) to current (1998).

     Net cash provided by financing activities for nine months ended September 30, 1998 was $5,240,981, consisting primarily of advances to the Company under the USAM Revolving Loan (as defined below) and the proceeds of a private placement of convertible debt securities in the gross amount of $2,250,000. Proceeds from such offerings were used to fund on-going operations and to replace cash depleted through losses by the Company.

     Prior to April 1997, the Company had a $7.5 million secured line of credit with Congress Financial Corporation. Such line of credit matured in April 1997, at which time the Company did not renew the credit line.

     After the Merger, a principal source of capital for the Company's operations has been the line of credit (the "Credit Facility") between Quality and LaSalle Business Credit, Inc. ("LaSalle"), which Credit Facility was renewed for a one year period commencing April 1, 1998. The term of such Credit Facility will expire March 30,1999. The Company and LaSalle have agreed not to automatically renew the current facility at the current maturity date. The Company is in the process of putting together requested data for submission to LaSalle as the basis for negotiations of a new credit facility. As a temporary measure to help the Company meet its immediate cash requirements, LaSalle has increased the revolving facility to $8,000,000 for 90 days. The Company was and continues to be in noncompliance with certain financial covenants under the Credit Facility as at the date of renewal, at September 30, 1998 and at November 14, 1998.

     The Credit Facility consists of the following components:

          (i) a secured revolving credit facility of up to $7.5 million. Advances are made by formula on the Company's accounts receivable and inventory. At September 30, 1998, the revolving credit had approximately $7.035 million of a possible $7.500 million outstanding. Quality had additional qualifying assets against which it could not borrow, based on the $7.5 million facility maximum. Had this maximum not been in place management believes an additional $1 million would have been available. Interest is calculated at the prime rate plus 1% (9.25% at September 30,
               1998)

          (ii) a secured loan covering machinery equipment, property and plant having an original loan amount of approximately $3.5 million of which $450,000 was outstanding at September 30, 1998. Monthly installments of $50,000 are due until maturity, at which time any balance owing is due. Interest is calculated at the prime are plus 1% (9.25% at September 30, 1998)

         (iii) a secured loan covering machinery and equipment put into service under a capital expenditure facility in 1995. The original amount outstanding was approximately $1 million. At September 30, 1998, the balance outstanding was approximately $379,000. The loan calls for monthly payments of $25,000 with any balance being due at the maturity date. Interest is calculated at the prime rate plus 1% (9.25% at September 30, 1998).

     Quality's obligation to pay the principal of, interest on, premium, if any, and all other amounts payable on account of the Credit Facility is secured by substantially all of the assets of Quality as well as the pledge of all of the Company's ownership interest in Quality.

     As discussed above, Quality has had substantial difficulties with its transition to a new computer system. Among other consequences, such difficulties have created substantial delays in submitting required reports to LaSalle (as well as internal reports to management). While management believes that steps that were put in place have been sufficient to guarantee the integrity of its financial statements, the lack of timely data continues to be a problem. LaSalle is aware of the situation and has worked with the Company. The current schedule for resolving these computer related issues is year end 1998. LaSalle has granted a 90 day increase in the revolving facility to $8 million to assist Quality with its rapid ramp-up of business pending the resolution of the Company's computer problems. Discussions of a new credit facility with LaSalle are continuing. Notwithstanding, until continuing technical defaults are resolved, the maturity date of the existing credit agreements may be accelerated by LaSalle. There can be no assurance that the LaSalle credit facilities will remain in place or be renewed as currently contemplated. Management believes, that should it become necessary or advisable to change its borrowing arrangements, there are a number of financial institutions available to the Company. No such change is contemplated or expected.

     The Company also entered into a revolving credit facility on March 31, 1998, pursuant to which up to $2.0 million was made available to the Company (the "USAM Revolving Loan"). At June 30, 1998, an aggregate of up to $1.05 million had been advanced to the Company under the USAM Revolving Loan. Under the terms of the USAM Revolving Loan, the Lender is not obligated to advance the Company more than $1 million at any time during the term of the loan. Advances pursuant to the USAM Revolving Loan bear interest at the rate of 11% per annum and are to be repaid by the Company, together with accrued interest thereon, at the expiration of 2 years, unless earlier prepaid, at the option of the Company. The USAM Revolving Loan is secured by a general security interest in the assets of the Company as well as a first security interest in and to the Company's Florida production facility. Under the terms of the USAM Revolving Loan, the Company (i) granted five year warrants to purchase up to 210,000 shares of the Company's Common Stock, exercisable after March 31, 1999 and (ii) agreed to grant additional warrants to purchase up to an aggregate of 210,000 additional shares of the Company's Common Stock in the event that funds advanced under the USAM Revolving Loan remain outstanding, commencing March 31, 1999 and continuing at each three (3) month anniversary thereafter until December 31, 1999, to grant to the lender at each such three month anniversary an additional five year warrants for the purchase of 52,500 shares of the Company's Common Stock, exercisable at the time of such granting. Prepayment by the Company will result in a reduction of the total aggregate warrants to be granted by the Company. Such warrants shall be exercisable at an exercise price equal to eighty percent (80%) of the average closing sales price for the Common Stock for the twenty
(20) trading days preceding March 31, 1999 or the granting date, whichever is later. The Company has also agreed to grant to the lender or its assigns "piggyback" registration rights with respect to the shares underlying such warrants.

     In addition to the Credit Facility and the USAM Revolving Loan, the Company obtained additional financing during the second quarter of 1998 through the sale, on June 30, 1998, of 8% Redeemable Convertible Debentures (each a "Debenture"), in the aggregate principal amount of $2,250,000, in accordance with, and in reliance upon the exemption from registration afforded by, Regulation S ("Regulation S") promulgated under the Securities Act of 1933, as amended (the "Act"). The Debentures represent unsecured obligations of the Company and must be converted into shares (the "Conversion Shares") of the Company's Common Stock at maturity date (December 31, 2000) unless they have been converted earlier, at the option of the holder. The conversion price of the Debentures will be equal to 80% of the average closing bid price of the shares of Common Stock as quoted on the Nasdaq SmallCap Market for the five (5) trading days immediately preceding the date of conversion. Notwithstanding the foregoing, the Company is not obligated to issue more than 3,144,900 Conversion Shares (the "Maximum Conversion Share Allotment"). The Company has also agreed, at its expense, to (x) file with the Securities and Exchange Commission ("SEC") on or before August 29, 1998, a registration statement covering the issuance by the Company of the Conversion Shares and (y) use its reasonable best efforts to cause such registration statement to be declared effective under the Act as soon as possible thereafter. Through November 14,1998 the Company has yet to file a registration statement but intends so to do shortly after the filing of the September 30, 1998 10-QSB.

     The Debentures bear interest at 8% per annum (subject to increase under certain circumstances), payable upon conversion or redemption of the Debentures, in cash or shares of Common Stock, at the option of the Company. The interest rate will increase to 20% per annum for the period commencing January 31, 1999 in the event that the underlying Conversion Shares are not covered by a registration statement filed with the SEC. It is not expected that the Conversion Shares will be able to be registered with the SEC in the remaining time frame before January 31, 1999. At such time as the underlying shares are tradable, without regard to conversion, the rate shall revert to the 8% per annum. Further, if upon conversion of the Debentures the Company would otherwise issue shares of Common Stock in excess of the Maximum Conversion Share Allotment, the interest rate on the Debentures will, effective as of the issuance of the Maximum Conversion Share Allotment, increase to 25% per annum with respect to the unconverted Debentures. The Company has agreed that if it has not either retired the remaining Debentures with accrued but unpaid interest within ten (10) days of the issuance of the Maximum Conversion Share Allotment or issued a proxy statement soliciting stockholder authorization to issue additional shares in lieu of such cash redemption of the remaining Debentures, the Company would pay a penalty equal to the difference between the interest rate paid since inception and 25% on those Debentures which remain outstanding after the issuance of the Maximum Share Allotment. Such penalty shall not be applicable if the Company issues such proxy as contemplated.

     During the quarter ended September 30, 1998, the Company's two principal market makers ceased doing business. This has resulted in the Company's stock price falling to levels severely below book value. At such levels, management does not believe that the Company can raise funds on an equity basis upon terms that are reasonable and not significantly below market prices.

Impact of the Year 2000

     In 1997, as part of a general improvement to Company reporting, a new manufacturing and financial software package was purchased. As part of that general upgrade, the Company moved from an IBM 36 advanced to an IBM AS400. The new system, which fully contemplates the computer related problems with the new millennium, continues to be in the final stages of testing in the Tappahannock, Virginia facility. The Company's new system accommodates remote locations and the Sanford, Florida facility is expected to be placed on-line early next year.

     The Company, in assessing the readiness of third party suppliers and customers, has concentrated on alternative back-up procedures to minimize or eliminate any adverse effect on the Company's business in the event customers or suppliers systems have a Year 2000 problem. As at September 30, 1998, the Company believes it has set sufficient back-up systems in place to insulate its business from a Year 2000 problem. Nevertheless, although the Company does not expect significant costs or disruption in operations from its customers' or suppliers' inability to achieve Year 2000 compliance, the Company can not guaranty customer or supplier performance. Accordingly, it cannot predict what effect noncompliance might have. While the Company has a substantial investment in the new computer and software, such costs were incurred as part of a general system upgrade and not in response to a potential Year 2000 problem. The Company estimates that costs incurred in investigating and correcting any potential Year 2000 problem have been and will continue to be immaterial.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     On August 21, 1998, an eight count complaint, entitled Al Dulisse, Bernard Bard, Michael Scicchitano and Barry Schwartz vs. U.S. Automotive Manufacturing, Inc., f/k/a R.T. Industries, Inc., a Delaware Corporation (Case No. 98-007490
AN), was filed in the Circuit Court of the Fifteenth Judicial Circuit of Florida, in and for Palm Bach County (the "Complaint"). The Complaint alleges that the Company failed to recognize certain stock options purportedly exercised by each plaintiff under alleged stock option agreements with the Company's predecessor, R.T. Industries, Inc. The Complaint contains a breach of contract claim and an unpaid-wages claim for each of the four plaintiffs. On November 12, 1998, the Court heard argument on the Company's Motion to Dismiss With Prejudice Counts II, IV, VI and VIII of the Complaint and to Strike Certain Allegations from Counts I, III, V, and VII of the Complaint. The Court announced that it would enter an Order dismissing with prejudice all of the unpaid-wages claims, and that the case would proceed solely on the breach of contract claims. The Company's Answer and Affirmative Defenses as to the remaining counts is due on December 14, 1998. No discovery has been conducted to date. In light of the court's November 12th decision, management believes that the allegations are not of a material nature.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 30, 1998, the Company issued to lender five (5) year warrants to purchase an aggregate of 105,000 shares of the Company's common stock pursuant to the USAM Revolving Loan, which warrants are unexercisable after March 31, 1999 at an exercise price equal to eighty percent (80%) of the average closing sale price of the Common Stock for the twenty (20) trading days preceding March 31, 1999. At November 13, 1998, warrants to purchase an aggregate of 210,000 shares of Common Stock had been issued to the lender in accordance with the USAM Revolving Loan.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On July 20, 1998, a final vote was taken with respect to the authorization of an amendment to the Company's Certificate of Incorporation to provide for the issuance of a class of preferred stock, which final vote had been adjourned at the Company's Annual Meeting of stockholders on June 30, 1998. The proposal to amend the Certificate of Incorporation of the Company was not approved for failure to obtain the requisite vote of the voting stockholders. The votes cast by stockholders was as follows:

    Votes Cast        Votes Cast
       "For"           "Against"       Abstentions        Broker Non-Votes
    ----------         ---------       -----------        ----------------

     4,278,173          871,610          68,920             8,336,938


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27 Financial Data Schedule

     (b)  Form 8-K

     The Company filed a Report on Form 8-K with the Commission on July 29, 1998 with respect to its offering of convertible debentures pursuant to Regulation promulgated under the Securities Act of 1933, as amended.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 14, 1998


                                        U.S. AUTOMOTIVE MANUFACTURING, INC.


                                        By: /s/ John W. Kohut
                                            ------------------------------------
                                                John W. Kohut,
                                                Chairman of the Board
                                                and Principal Financial Officer
                                                (duly authorized officer)