Form 10KSB
period 1998-12-31
US AUTOMOTIVE MANUFACTURING INC
filed 1999-04-02
CIK 886113

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

          (Mark One) [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to __________________

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

                    Issuer's telephone number: (804) 443-5356

         Securities registered under Section 12 (b) of the Exchange Act:

     Title of each class:        Name of each exchange on which registered:
              None                             Not Applicable


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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ].

The Issuer's revenues for its most recent fiscal year ended December 31, 1998 were $20,744,412.

The aggregate market value of the voting stock held by non-affiliates was approximately $1,179,307 as at the close of business on March 30, 1999.

The number of shares of Common Stock outstanding as at March 30, 1999 was 1,048,273.

Documents incorporated by reference:  None

Part I.

ITEM 1.  Description of the Business

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's recent losses, the Company's need to obtain additional financing and the ability to obtain such financing, outstanding indebtedness, the ability to hire and retain key personnel; successful completion and integration of prior and any future acquisitions; relationships with and dependence on third-party equipment manufacturers and suppliers; uncertainties relating to business and economic conditions in markets in which the Company operates; uncertainties relating to government and regulatory policies and other political risks; uncertainties relating to customer plans and commitments; cost of and availability of component materials and inventories; effect of governmental export and import policies; the highly competitive environment in which the Company operates; potential entry of new, well-capitalized competitors into the Company's markets; the uncertainty regarding the Company's continued ability, through sales growth, to absorb the increasing costs incurred and expected to be incurred in connection with its business activities; and the uncertainties regarding the effect of the Year 2000 on the company's business. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

General

     U.S. Automotive Manufacturing, Inc., a Delaware corporation incorporated on January 16, 1992 ("U.S. Automotive"), together with its wholly-owned subsidiaries Quality Automotive Company and U.S. Automotive Friction, Inc. (collectively, the "Company") is engaged in the manufacture, assembly and distribution of new and rebuilt automotive friction products. The Company maintains manufacturing and warehouse/distribution facilities in Tappahannock, Virginia and Sanford, Florida (the "Facilities").

     The Company manufactures a full line of friction automotive products, including brake lining, integrally molded and riveted brake pads and remanufactured brake shoes. The Company markets various grades of friction lining, asbestos, non-asbestos organic and semi-metallic formulas, suitable for use by the automotive and light truck after-markets. The Company's products are marketed under the Brakes Worth Stopping For,(R) Silent Solution,(R) Max Life,(R) Dual Friction,(TM) Ultra Brake,(TM) Gold Max,(TM) and Quality Automotive(TM) tradenames and various private label packaging. In 1998, the Company's products were also sold under the Roinco,(TM) tradename.

     Brake pads, brake shoes or a combination of both are incorporated in all makes and models of American and imported automobiles. All imported and the majority of late model domestic automobiles are equipped with integrally molded brake pads. The Company generally produces the replacement brakes under the same process used to manufacture the vehicle's original equipment.

     The Company sells its automotive friction products to other automotive manufacturers and the automotive after-market. The automotive after-market encompasses the parts and service sold to the vehicle owners for repair or replacement of original equipment parts. The Company believes that the market for replacement parts generally consists of vehicles which are three to twelve years old. Sales of the Company's products are made to mass merchandisers, automotive distributors, chain stores and other brake manufacturers. The Company does not market its products directly to retail customers.

Merger with Quality Automotive Company/Products

     On August 29, 1997, a wholly-owned subsidiary of the Company (the "Subsidiary") acquired, by merger, Quality Automotive Company and its two subsidiaries from the stockholders of Quality Automotive Company (the "Merger") in exchange for (i) $3,000,000; (ii) two promissory notes, in the aggregate amount of $4,500,000 (which notes are guaranteed by the Company and secured by the Company's pledge of all of its shares in the Subsidiary); and (iii) after giving effect to the reverse split effected in February 1999, 122,582 shares of common stock, par value of $.001 per share (the "Common Stock"), of the Company. (See "Item 5 - 1:15 Reverse Split"). After the Merger, the Subsidiary changed its name to Quality Automotive Company (hereinafter, "Quality").

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

Customers

     The Company sells its products to wholesale and retail automotive distributors, mass merchandisers, chain stores and to other brake manufacturers in the United States and in eleven foreign countries. Foreign sales (principally Latin America and the Caribbean) represented approximately 6.3% and 17% of total sales in fiscal 1998 and fiscal 1997, respectively. For the year ended December 31, 1998 the Company had two customers which individually accounted for more than 10% of revenues -- Discount Auto Parts (27.4%) and Advance Auto Parts (15%). Investment reports have ranked both customers among the top ten auto parts retailers in the country. Management believes that each of these customers will account for approximately 25% of the revenues which the Company anticipates generating during the 1999 fiscal year. The loss of these or any other significant customers of the Company could have a material effect on the Company.

     Based on the Company's internal run rate as at December 31, 1998, the Company estimates that it has a continuing order base of approximately $30,000,000. Since that time the Company has entered into non-binding business relationships with new customers which could result in the Company receiving as much as $7,500,000 in additional revenues over a 12 month period. The Company's business has not traditionally been subject to firm contract orders and as such, while the Company anticipates that fiscal 1999 sales should exceed $35,000,000, there can be no assurance that such level of revenues will be attained or that even if attained that the Company will be profitable. Should such sales level be attained the Company believes that more than 10% of revenues for the fiscal year ending December 31, 1999 could be derived from each of three different customers.

Sales and Marketing

     The Company markets its products mainly through the efforts of a core group of Company employed sales personnel, complemented by a nationwide network of independent sales representatives. Company sales support includes providing recognized industry standard test results of its friction products, parts catalogs, promotional material, brake clinics and a strong presence at a variety of industry trade shows. The Company markets its products under the following trademarks: Brakes Worth Stopping For,(R) Silent Solution,(R) Max Life(R) and such other trade names as Dual Friction,(TM) Ultra Brake,(TM) Gold Max,(TM) Quality Automotive(TM) and private labels.

Seasonality

     Sales of the Company's products, like those of the replacement brake industry, are generally lower in the late fall and winter months in those areas of the country experiencing colder weather. Therefore, demand of the Company's products are usually strongest in the second and third fiscal quarters.

Inventory and Distribution

     At December 31, 1998, the Company had approximately $9.4 million in inventory, of which approximately $7.3 million was attributable to the acquisition of Quality. The Company generally maintains an inventory of raw materials and packaging materials based upon its production schedule and the general availability of such materials. Finished goods inventory is based on annual sales as estimated by management, taking into account minimum production runs necessary to achieve efficient returns on production. The Company believes that its current level of inventory is adequate for its business operations.

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

     The Company has made, and will continue to make, capital and other expenditures necessary to monitor and to comply with the foregoing environmental regulations. For the year ended December 31, 1998, no material expenditures by the Company were necessary with respect to such matters.

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

Employees

     At March 30, 1999, the Company has an aggregate of 366 employees engaged full-time by the Company. Of these employees, 26 are salaried and 340 are hourly employees. Twenty-eight (28) of such employees are in general and administrative positions, 3 are in sales and marketing and 335 are in manufacturing, assembly and warehousing positions. The Company's employees are not members of any union and the Company has not experienced any work stoppages and considers its employee relations to be good.


ITEM 2.  Description of Property

     The Facilities are located on three parcels of land in Tappahannock, Virginia (one parcel) and Sanford, Florida (two parcels).

     The Virginia Facility is owned by the Company and is comprised of twelve buildings on 24 acres of land. There is a total of approximately 246,000 sq. ft. of production and storage capacity located within the buildings.

     The Florida Facilities are comprised of (i) a manufacturing facility (37,000 sq. ft. on approximately 2.5 acres). and (ii) a warehouse/distribution facility (49,000 sq. ft.). At December 31, 1998 the Company owned the manufacturing facility and leased the warehouse/distribution facility for approximately $7,900 per month. The lease expires on October 31, 1999. The Company is currently reviewing its options relative to the need for replacement space and the means to satisfy such need.


ITEM 3.  Legal Proceedings

     On August 21, 1998, an eight count complaint, entitled Al Dulisse, Bernard Bard, Michael Scicchitano and Barry Schwartz vs. U.S. Automotive Manufacturing, Inc., f/k/a R.T. Industries, Inc., a Delaware corporation (Case No. 98-007490
AN), was filed in the Circuit Court of the Fifteenth Judicial Circuit of the Fifteenth Judicial Circuit of Florida, in and for Palm Beach County (the "Complaint"). The Complaint alleges that the Company failed to recognize stock options purportedly exercised by each plaintiff under alleged stock option agreements with the Company's predecessor, R.T. Industries, Inc. The Complaint contained a breach of contract claim and unpaid-wages claim for each of the four plaintiffs; however on November 23, 1998, the Court entered an Order dismissing with prejudice all of the unpaid-wages claim. Accordingly, the action is proceeding solely on the breach of contract claims. The Company intends to vigorously defend this action.

     Various other legal proceedings and claims have been or may be from time to time asserted against the Company in the ordinary course of its business. Management believes that it has meritorious defenses and will vigorously defend itself with respect to any such proceedings or claims. Any costs or damages that management estimates may be paid as a result of these proceedings or claims are accrued when the liability, if any, is considered probable and the amount can be reasonably estimated. Although the ultimate disposition of proceedings and claims currently pending is not presently determinable, management believes that, after consultation with counsel, the likelihood that material costs or damages will be incurred by the Company for these additional proceedings is remote.

ITEM 4.  Submissions of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1998.

Part II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

     The common stock, $.001 par value, of the Company (the "Common Stock") is traded in the over-the counter market on the NASDAQ SmallCap Market under the symbol USAM. Prior to the fourth quarter of 1997, the Common Stock traded under the symbol RTIC. The following table sets forth, for the periods indicated, high and low bid prices of the Common Stock. The quotations, which have been adjusted to reflect for the 1 for 15 reverse split referred to below, constitute quotations among dealers and do not reflect retail mark-ups, markdowns, or commissions, and may not represent actual retail transactions:


Year Ended Dec. 31, 1997                            High                 Low
------------------------                            ----                 ---

First Quarter:                                     $86.25               $76.875

Second Quarter:                                     86.25                56.25

Third Quarter:                                      75.00                56.25

Fourth Quarter:                                     78.75                33.75



Year Ended Dec. 31, 1998
------------------------

First Quarter:                                     $46.05               $26.25

Second Quarter:                                     31.95                 9.45

Third Quarter:                                      17.85                 3.30

Fourth Quarter:                                      8.40                 1.95


     As of March 30, 1999 there were 1,048,273 shares of Common Stock outstanding. The Company believes that there are over 500 beneficial owners of Common Stock, whose shares are held of record or in street name.

1:15 Reverse Split

     At a special meeting of the stockholders held February 5, 1999, the Company's stockholders authorized a 1 for 15 reverse split of the Company's issued and outstanding common stock, which was effected on February 11, 1999.

     ALL SHARE AND PER SHARE CALCULATIONS PRESENTED IN THIS ANNUAL REPORT HAVE BEEN ADJUSTED TO GIVE EFFECT TO THE POST-REVERSE SPLIT.

Dividend Policy

     The payment of dividends on the Company's common stock is within the discretion of the Company's Board of Directors. To date, the Company has not paid any dividends on its common stock, and does not expect to pay any dividends in the foreseeable future. The Company intends to retain all earnings for use in the Company's operations. [The Credit Facility limits the Company's ability to declare and pay out dividends.]

Recent Sales of Unregistered Shares

     In connection with the revolving credit facility entered into by the Company on March 31, 1998 (the "USAM Revolving Loan"), the Company granted five year warrants to purchase up to 14,000 shares of the Common Stock, exercisable after March 31, 1999, and agreed, in the event that and so long as funds advanced under the USAM Revolving Loan remain outstanding, commencing March 31, 1999 and continuing at each three (3) month anniversary thereafter until December 31, 1999, to grant to the lender at each such three month anniversary additional five year warrants for the purchase of 3,500 shares of the Common Stock, exercisable at the time of such granting, for an aggregate of 14,000 additional shares. Any prepayment by the Company will result in a reduction of the total aggregate warrants to be granted by the Company. Such warrants shall be exercisable at an exercise price equal to eighty percent (80%) of the average closing sales price for the Common Stock for the twenty (20) trading days preceding March 31, 1999 or the granting date, whichever is later. The granting of warrants by the Company was made in reliance upon Section 4(2) of the Securites Act of 1933, as amended (the "Act").

     On June 30, 1998, the Company sold to persons qualifying as "Non-U.S. Persons" (as such term is defined in Regulation S, as defined below) its 8% Redeemable Convertible Debentures (each a "Reg S Debenture"), in the aggregate principal amount of $2,250,000, in reliance upon the exemption from registration afforded by Regulation S ("Regulation S") promulgated under the Securities Act of 1933, as amended (the "Act"). The Reg S Debentures represent unsecured obligations of the Company and must be converted into shares (the "Conversion Shares") of the Company's Common Stock at maturity date (December 31, 2000) unless they have been converted earlier, at the option of the holder. The conversion price of the Reg S Debentures will be equal to 80% of the average closing bid price of the shares of Common Stock as quoted on the Nasdaq SmallCap Market for the five (5) trading days immediately preceding the date of conversion. Notwithstanding the foregoing, the Company is not obligated to issue more than 209,660 Conversion Shares (the "Maximum Conversion Share Allotment"). The Company also agreed, at its expense, to (x) file with the Securities and Exchange Commission ("SEC") on or before August 29, 1998, a registration statement covering the issuance by the Company of the Conversion Shares and (y) use its reasonable best efforts to cause such registration statement to be declared effective under the Act as soon as possible thereafter. As at March 31, 1999, the Company has yet to file a registration statement.

     The Reg S Debentures bear interest at 8% per annum (subject to increase under certain circumstances), payable upon conversion or redemption of the Reg S Debentures, in cash or shares of Common Stock, at the option of the Company. The interest rate increased to 20% per annum for the period commencing January 1, 1999 since the underlying Conversion Shares are not covered by a registration statement filed with the SEC. It is not expected that the Conversion Shares will be able to be registered with the SEC before June 30, 1999. At such time as the underlying shares are tradable, without regard to conversion, the rate shall revert to the 8% per annum. Further, if upon conversion of the Reg S Debentures the Company would otherwise issue shares of Common Stock in excess of the Maximum Conversion Share Allotment, the interest rate on the Reg S Debentures will, effective as of the issuance of the Maximum Conversion Share Allotment, increase to 25% per annum with respect to the unconverted Reg S Debentures. The Company has agreed that if it has not either retired the remaining Reg S Debentures with accrued but unpaid interest within ten (10) days of the issuance of the Maximum Conversion Share Allotment or issued a proxy statement soliciting stockholder authorization to issue additional shares in lieu of such cash redemption of the remaining Reg S Debentures, the Company would pay a penalty equal to the difference between the interest rate paid since inception and 25% on those Reg S Debentures which remain outstanding after the issuance of the Maximum Share Allotment. Such penalty shall not be applicable if the Company issues such proxy as contemplated.

     The Company may redeem the Reg S Debentures at any time, upon 30 days prior written notice as to redemptions made, or upon three days notice for redemption pursuant to (ii) hereof (a "Redemption Notice"), at a redemption price equal to
(i) 125% of the principal amount of, plus accrued interest on, the Reg S Debentures, commencing on August 30, 1998 or (ii) 100% of the principal amount of, plus accrued interest on, the Reg S Debentures in the event that the Company shall have issued the Maximum Conversion Share Allotment. In addition, if the Company redeems the Reg S Debentures any time after the Company has issued the Maximum Conversion Share Allotment, the Company has also agreed to issue to the holders of the Reg S Debentures to be redeemed a number of warrants (the "Redemption Warrants") equal to one-half of the principal amount of Reg S Debentures to be redeemed. If issued, the Redemption Warrants will be exercisable for a period of five years from the date of issuance at an exercise price equal to either (i) the greater of (A) $15.00 per share; (B) 115% of the average of the closing bid price of the Common Stock for the five trading days immediately preceding the Redemption Date or (ii) in the event that an exercise price under alternative (i) is determined by Nasdaq to be an issuance below the then current market price within the meaning of NASD Rule 4310(c)(25)(H) (or any successor rule), the exercise price will be equal to the closing bid price of the Common Stock on June 30, 1998 and the number of Warrant Shares issuable will be subject to adjustment as provided in the Redemption Warrant. The Redemption Warrants, if any, will be redeemable by the Company upon notice of not less than 30 days, at a price of $.05 per Redemption Warrant but only to the extent that the shares of Common Stock underlying the Redemption Warrants are transferable either pursuant to an effective registration statement or pursuant to Rule 144 of the Act and the closing bid price of the Common Stock on all 15 trading days ending on the day on which the Company gives notice has been at least 150% of the then effective exercise price of the Redemption Warrants. If issued, the Redemption Warrants will be exercisable either on a cash or "cashless" basis and the holders will have certain registration rights with respect to the shares of Common Stock issuable upon exercise of the Redemption Warrants.


ITEM 6.  Management's Discussion and Analysis or Plan of Operation

General

     During each of fiscal 1995, 1996 and 1997, the Company posted ever more significant losses from its continuing operations. In an effort to reverse declining sales and continuing loss of its customers, the Company has embarked upon a plan to (1) restructure its operations and (2) expand its business through acquisitions.

     During fiscal 1997, the Company purchased new machinery and equipment to update obsolete and out-dated existing machinery and equipment at the Florida Facility as well as pursued the acquisition of additional manufacturing and distribution capabilities through the Merger on August 29, 1997.

     As a result of the Merger, the Company acquired the capacity to manufacture friction materials for its own use in the manufacture and remanufacture of brake products as well as with respect to sales to third parties and other manufacturers. Following the Merger, the senior management of Quality Automotive Company became the senior management of the Company. The Merger was accounted for using the purchase accounting method and the results of Quality have therefore been included in the Company's results since the date of the Merger. The Company recorded goodwill, in the approximate amount of $6,380,000, representing the excess of the purchase price over the value of the acquired assets and liabilities (in accordance with estimates of fair market value on the date of the Merger). Goodwill is being amortized over 20 years. Amortization expense for the year ended December 31, 1998 and accumulated amortization at December 31, 1998 was $318,996 and $425,328, respectively.

     In 1997 the Company reported sales of approximately $7,000,000. As of December 1997 the Company had an internal annualized run rate of approximately $15,000,000. For the year ended

December 31, 1998, the Company reported sales of approximately $20,700,000 with an internal annualized run rate as at December 1998 of approximately $30,000,000. In fiscal 1997 (pro-forma) and fiscal 1998 the Company produced approximately 1,300,000 and 2,500,000 brake units, respectively. As production volume increases, overhead costs are spread over a greater number of brake units and hence, the overhead component as a percentage of total inventory cost and cost of sales is reduced. As a result of the significantly increasing volumes discussed above, the overhead component of cost of sales for 1998 is approximately $1.3 million (28% of the loss for fiscal 1998) greater than it would have been if computed on the same basis as the overhead component of inventory costs at December 31, 1998.

     Material growth has not been attained without short-term disruptions. As previously noted, the significant increase in sales has necessitated the purchase of new machinery and equipment and the hiring and training of significant numbers of new employees, resulting in substantial increases in operating expense. The only way to insure maintaining both old and new customers is to give each customer top quality order fill and customer service. The "ramp-up" of production has been necessarily costly . The 1998 expenditure for employment agency fees, overtime and temporary employees was approximately $1,728,000 or about 38% of the years loss.

     Overall operations at the Company's facility located in Florida (formerly the RT Industries plant) contributed, in management's view, to approximately 27% of the Company's loss in fiscal year 1998. Significant quality control rejects and discards in conjunction with low production per employee, made the cost to produce greater than the return which could be realized for such products. Management believes that the savings to cost of goods sold, based on annualized current production (versus 1998) is approximately $1,200,000 annualized. This assumes constant total employee expense.

     An additional contributing factor to the overall loss during fiscal year 1998 was the Company's difficulty in bringing its new computer system to full operation. This condition necessitated extraordinary efforts and expense to maintain control of the Company's financial integrity. The most formidable effect was the lack of timely management information reports. Cost containment, even in an environment which favors order fill and customer service cannot be attained without a first rate management information system.

     The Company believes that the last major hurdle in the Company's turnaround and profitability is the procurement of new and expanded senior debt financing. The Company's existing senior credit facility (the "Credit Facility") with LaSalle Business Credit, Inc. ("LaSalle") expires on July 31, 1999. Management has approached LaSalle as well as three additional potential senior lenders to obtain sufficient financing to fund the Company's anticipated future growth. Such lenders have expressed interest in providing a new and expanded lending facility to the Company. Moreover, in February 1999 LaSalle agreed to increase the Company's revolving credit to $10,000,000 (from $7,500,000), to raise the sub-limit on inventory advances by $500,000 and to make available an additional advance of $1,000,000. The maturity date of the line of credit was also extended to July 31, 1999 at such time. Although there can be no assurance that an expanded lending facility will be made available or, if obtained, will be adequate to fund anticipated future revenue growth, management believes that any such expanded refinancing of the Company's business will be obtained prior to the July 31, 1999 expiration of the LaSalle credit facility and will be sufficient to meet the Company's ongoing financing needs. In addition to seeking bank financing, the Company may seek to obtain additional funding through the sale of debt and equity securities. If the Company is successful in raising such additional funds, it is anticipated that a majority of any proceeds would be used to retire existing, non-senior debt facilities used during in 1998 to finance a material portion of the Company's reported loss. An inability to refinance the Company's Credit Facility prior to the July 31, 1999 maturity date would have a material adverse impact on the Company's ability to continue its business operations.

     Despite such impediments to profitability, management currently believes that the Company will achieve a profitable second quarter and should be profitable in fiscal 1999. However, the ability to achieve profitability is dependent upon many factors including, but not limited to, the realization of anticipated sales, the absence of any material increases in costs of good sold from current levels and the ability to obtain additional financing. There can be no assurance that the foregoing or other factors will not prevent the Company from achieving these expectations.

Results of Operations

Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997

Net Sales. Net sales for the year ended December 31, 1998 were $20,744,412 as compared to net sales of $6,999,636 for the year ended December 31, 1997. The increase of $13,744,776 or 196% resulted from the inclusion of Quality Automotive for the full calendar year ($8.0 million) in fiscal 1998 versus its inclusion for only four months in fiscal 1997, plus a significant gain (35.8%) in the combined Company's base business.

Gross Profit (Loss). For the year ended December 31, 1998, the Company had a gross profit of $3,880,327, representing an increase of $2,858,962 when compared to the gross profit of $1,021,365 for the year ended December 31, 1997. The increase in gross profit was attributed to the increase in sales plus an improvement in the relative cost of sales per dollar of sales revenue. Cost of sales for the year ended December 31, 1998 was $16,864,085 as compared to $5,978,271 for the year ended December 31, 1997.

Selling, General and Administrative Expenses. Selling, general and administration expenses for the year ended December 31, 1998 were $7,064,519 as compared to $10,107,801 for the year ended December 31, 1997, representing an decrease of 30%. The $3,043,282 decrease in total operating expense was comprised of an approximate $2,277,457 increase in selling, general and administrative expense resulting from the increase in revenues offset by a lack in fiscal 1998 of (i) valuation reserves; (ii) write-down expense; (iii) settlement payments; (iv) fees and expenses related to the Merger; and (v) a reduction of expenses associated with the sale of interest bearing convertible debentures pursuant to Regulation S ("Regulation S") promulgated under the Securities Act of 1933, as amended (the "Act").

Interest Expense. Interest expense decreased by $2,559,992 to $1,388,369 in fiscal 1998 from $3,948,363 in fiscal 1997. This decrease was predominately attributable to the decrease in interest expense associated with the Merger and the sale of convertible debentures, in the aggregate principal amount of $12,000,000, raised during fiscal 1997, which debentures were all converted in fiscal 1997.

Net Income (Loss). The net loss in fiscal 1998 was ($4,572,561) or ($4.36) per share based on 1,048,273 common and common equivalent shares outstanding compared to a net loss of ($13,034,799) or ($18.23) per share in fiscal 1997 based on the weighted average of 714,985 common and common equivalent shares outstanding. The decrease in net loss of $8,462,238 was primarily the result of the increase in gross profit and the decrease of interest expense and the absence in fiscal 1998 of certain non-recurring selling, general and administrative expenses discussed above.

Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996

Net Sales. Net sales for the year ended December 31, 1997 were $6,999,636 as compared to net sales of $3,912,237 for the year ended December 31, 1996. The increase of $3,087,399 or 44% resulted from the addition of 4 months of Quality sales ($4.3 million), offset by a $1,200,000 reduction in sales generated by the Florida Facility.

Gross Profit (Loss). For the year ended December 31, 1997, the Company had a gross profit of $1,021,365, representing an increase of $2,500,000 when compared to the gross loss of ($1,422,790) for the year ended December 31,1996. The increase in gross profit was attributed to a 79% increase in sales offset in part by a 12 % increase in the overall cost of sales, each attributable to the acquisition of Quality. Cost of sales for the year ended December 31, 1997 was $5,978,271 as compared to $5,335,027 for the year ended December 31, 1996.

Selling, General and Administrative Expenses. Selling, general and administration expenses for the year ended December 31, 1997 were $10,107,801 as compared to $2,694,496 for the year ended December 31, 1996, representing an increase of 275% The $7,413,305 increase in total operating expense was comprised of (i) a $600,000 increase in selling and delivery expense (from $574,939 in fiscal 1996 to $1,179,218 in fiscal 1997) resulting from the Merger and (ii) a $6,809,026 increase in the general and administrative expenses caused by the inclusion of the Quality selling, general and administrative expense of approximately $1,300,000, charges of approximately $3,340,000 relating to increases in valuation reserves and the write-down of certain assets located at the Florida Facility, a $350,000 settlement payment to a former officer and director of the Company, approximately $1,200,000 in aggregate fees and expenses relating to the sale during fiscal 1997 of interest bearing convertible debentures pursuant to Regulation S, and $850,000 relating to fees and expenses incurred in connection with the Merger.

Interest Expense. Other income and expense increased by $1,947,479 from $2,000,884 in fiscal 1996 to $3,948,363 in fiscal 1997. This increase was predominately attributable to the increase in interest expense associated with the $12,000,000 raised through the sale of convertible debentures. In addition, approximately $215,000 related to the Merger.

Net Income (Loss). The net loss in fiscal 1997 was ($13,034,799) or $(18.23) per share based on 714,985 weighted average common and common equivalent shares outstanding compared to a net loss of ($6,118,170) or ($13.55) per share in fiscal 1996 based on 451,453 common and common equivalent shares outstanding. The increase in net loss of $6,916,629 was primarily the result of the increase in interest expense and certain non-recurring general and administrative expenses discussed above.

Liquidity and Capital Resources

     During the year ended December 31, 1998, the Company financed its operations primarily through net proceeds from the Company's private sales of equity and debt securities, borrowings from its lending institution and cash generated by operations.

     At December 31, 1998, the Company had consolidated cash and short-term investments totaling $338,641 and working capital of $1,712,185. At December 31, 1997, the Company had consolidated cash and short-term investments totaling $1,001,843 and working capital of $2,897,284. This decrease in working capital was due primarily to the net loss. During fiscal 1998 the Company experienced a material increase in expenses commensurate with a significant increase in revenues without a commensurate increase in the commercial financing available to the Company.

     Net cash provided by financing activities for fiscal 1998 was $5,220,374 consisting primarily of the proceeds of the private offering of Convertible Debentures aggregating $2.25 million (the "Reg S Debenture") issued by the Company in a transaction exempt from registration pursuant to

Regulation S promulgated by the Securities Exchange Commission under the Securities Act ( the "Reg S Offering"), a $400,000 private placement and an interim revolving credit of $1,050,000. Proceeds were used to fund growth and to replace cash depleted through losses by the Company.

     At the year ended December 31, 1998, interest of approximately $500,000 was due and payable under outstanding obligations of such Company, in the form of three (3) promissory notes aggregating approximately $5.9 million in principal. Approximately ninety-five percent (95%) of such unpaid interest amount consists of interest accrued under the two promissory notes issued by the Company in connection with the Merger and are held by two current directors of the Company (as described in Item 13 hereof). The remaining unpaid interest obligation is pursuant to the USAM Revolving Loan.

     Prior to April 1997, the Company had a $7.5 million secured line of credit with Congress Financial Corporation. Such line of credit matured in April 1997, at which time the Company did not renew the credit line.

     After the Merger, a principal source of capital for the Company's operations was the Credit Facility between Quality and LaSalle which matures on July 31, 1999. The Credit Facility consists of:

          (i) a secured revolving credit facility of up to $8.0 million. Advances are made by formula on the Company's accounts receivable and inventory. At December 31, 1998, the revolving credit had approximately $7.691 million of a possible $7.818 million outstanding. Interest is calculated at the prime rate plus 2% (9.75% at December 31, 1998)

          (ii) a secured loan covering machinery equipment, property and plant having an original loan amount of approximately $3,500,000 of which $300,000 was outstanding at December 31, 1998. Monthly installments of $50,000 are due until maturity, at which time any balance owing is due. Interest is calculated at the prime are plus 2% (9.75% at December 31,
     1998)

          (iii) a secured loan covering machinery and equipment put into service under a capital expenditure facility of 1995. The original amount outstanding was approximately $1,000,000. At December 31, 1998, the balance outstanding was approximately $300,000. The loan calls for monthly payments of $25,000 with any balance being due at the maturity date. Interest is calculated at the prime rate plus 2% (9.75% at December 31, 1998)

     Quality's obligation to pay the principal of, interest on, premium, if any, and all other amounts payable on account of the Credit Facility, which is secured by substantially all of the assets of Quality as well as the pledge of all of the Company's ownership interest in Quality. Upon the occurrence of an event of default specified in the Credit Facility (including failure to satisfy certain financial covenants), the maturity of the outstanding principal amounts of the revolving credit loans and the equipment loans may be accelerated by LaSalle who may also foreclose on the secured assets of Quality. The Company was and continues to be in noncompliance with certain financial covenants under the Credit Facility as at the most recent renewal (February 1999). Such noncompliance has been continuing since the Merger. Until such time, however, that Quality is no longer in technical default, or the Credit Facility is amended in a manner to cure such defaults, LaSalle may be able to accelerate the maturity date of the Credit Facility. Management believes that should it become necessary or advisable to change its borrowing relationship, there are a number of financial institutions willing to provide necessary financing to the Company.

     The Credit Facility had a maturity date of March 31, 1999. In the fourth quarter of 1998, Quality and LaSalle agreed that the automatic extension of maturity of the Credit Facility would not continue. The Company's business has approximately doubled over the past twelve months and a continuation of the existing financing arrangements were not deemed prudent. By that Fifth Amendment to the Credit Facility dated February 26, 1999, LaSalle (i) increased the amount of the revolving credit under the Credit Facility from $7,500,000 to $10,000,000, (ii) increased the sub-limit of advances on inventory from $4 million to $4.5 million, (iii) re-advanced up to $1,000,000 based on its existing security interests in the fixed assets of Quality, and (iv) granted an interim extension of the maturity date to July 31, 1999 to allow time for the Company to obtain new facilities to be put in place.

     The Company has discussed with LaSalle (and a number of other financial institutions) its forecasted need for new financing arrangements. Although there can be no assurance that new financing arrangements will be procured or that any such arrangements will be adequate to finance the Company's forecasted needs, management believes that such new financing will be sufficient to meet the Company's on-going financing needs and will be obtained prior to the expiration of its current financing facilities. An inability to refinance the Company beyond the scheduled maturity date of July 31, 1999, however, would have a material adverse impact on the Company's ability to continue its business operations.

     In addition to the Credit Facility, the Company obtained additional financing during the year ended December 31, 1997 through the private sale of interest bearing convertible debentures pursuant to Regulation S. For the year ended December 31, 1997, the Company issued a total of $10,500,000 of convertible debentures. Such convertible debentures enabled their respective holder to convert such convertible debentures into the Company's common stock. All of the convertible debentures (principal plus accrued interest) were converted during fiscal 1997, resulting in an issuance of an aggregate of 350,892 shares of the Company's Common Stock. For the year ended December 31, 1997, $3,500,000 of interest expense has been recorded for the difference between the conversion prices of the convertible debentures sold by the Company pursuant to Regulation S and the fair market value of the Company's common stock at the time of conversion.

     Moreover, in 1997, the Company obtained additional short-term financing from one of its principal stockholders in June 1997 for use in connection with a settlement entered into with a former officer and director of the Company and certain affiliated entities. The loan, in the amount of $350,000, was evidenced by a promissory note, bearing interest at the annualized rate of 8.5%, which note was repaid in full in August 1997. In connection with the loan, the Company issued to such principal stockholder five year warrants to purchase up to 666 shares of the Company's common stock, with an exercise price of $56.25 per share.

     The Company obtained additional financing in February 1998 through the private placement of debt and equity securities to an affiliate and a director of the Company, respectively. The sale was made pursuant to a private placement consisting of two (2) unsecured non-negotiable promissory notes in the aggregate principal amount of $400,000, bearing interest at the rate of 10.5% per annum, and warrants to purchase up to an aggregate of 6,666 shares of the Common Stock, maturing in February 2003, at a conversion price equal to $30.00 per share subject to adjustment in certain conditions. The net proceeds to the Company were approximately $370,000. The warrants are redeemable by the Company, upon notice of not less than 30 days at a price of $0.75 per warrant, provided that the closing bid of the Common Stock as quoted on the Nasdaq SmallCap Market for the 20 trading days ending on the third day prior to the day of which the Company gives notice of redemption has been at least 150% of the then effective exercise price of the warrants. The holders of the Warrants shall have the right to exercise them until the close of business on the date fixed for redemption. The exercise price and the number of shares of Common Stock or other securities issuable on exercise of the warrants are subject to adjustment in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation of the Company. On July 23, 1998, the Company prepaid in full one of the promissory notes, in the principal amount of $50,000 (together with accrued interest thereon). The other promissory note, in the principal amount of $350,000, was satisfied in full on its February 28, 1999 maturity date.

     On March 31, 1998, the Company also entered into the USAM Revolving Loan with Galt Financial Ltd., pursuant to which up to $2.0 million was made available to the Company. At December 31, 1998 an aggregate of up to $1.05 million had been advanced to the Company under the USAM Revolving Loan. The additional amount of $350,000 was advanced to the Company under the USAM Revolving Loan on February 28, 1999 and used by the Company to satisfy the $350,000 promissory note issued in the February 1998 private placement. Under the terms of the USAM Revolving Loan, the Lender is not obligated to advance the Company more than $1 million at any time during the term of the loan. Advances pursuant to the USAM Revolving Loan bear interest at the rate of 11% per annum and are to be repaid by the Company, together with accrued interest thereon, at the expiration of 2 years, unless earlier prepaid, at the option of the Company. The USAM Revolving Loan is secured by a general security interest in the assets of the Company as well as a first security interest in and to the Company's Florida production facility. Under the terms of the USAM Revolving Loan, the Company (i) granted five year warrants to purchase up to 14,000 shares of the Company's Common Stock, exercisable after March 31,1999 and (ii) agreed to grant additional warrants to purchase up to an aggregate of 14,000 additional shares of the Company's Common Stock in the event that funds advanced under the USAM Revolving Loan remain outstanding, commencing March 31, 1999 and continuing at each three (3) month anniversary thereafter until December 31, 1999, to grant to the lender at each such three month anniversary five year warrants for the purchase of 3,500 additional shares of the Company's Common Stock, exercisable at the time of such granting. Prepayment by the Company of the USAM Revolving Loan will result in a reduction of the total aggregate warrants to be granted by the Company. Such warrants shall be exercisable at an exercise price equal to eighty percent (80%) of the average closing sales price for the Common Stock for the twenty (20) trading days preceding March 31, 1999 or the granting date, whichever is later. The Company also granted to the lender or its assigns "piggyback" registration rights with respect to the shares underlying such warrants.

     In addition to the Credit Facility and the USAM Revolving Loan, the Company obtained additional financing through the sale on June 30, 1998, of 8% redeemable convertible debentures (each a "Reg S Debenture"), in the aggregate principal amount of $2,250,000, pursuant to Regulation S (the "Reg S Offering"). The Reg S Debentures represent unsecured obligations of the Company and must be converted into shares (the "Conversion Shares") of the Company's Common Stock at maturity date (December 31, 2000) unless they have been converted earlier, at the option of the holder. The conversion price of the Reg S Debentures will be equal to 80% of the average closing bid price of the shares of Common Stock as quoted on the Nasdaq SmallCap Market for the five (5) trading days immediately preceding the date of conversion. Notwithstanding the foregoing, the Company is not obligated to issue more than 209,660 Conversion Shares (the "Maximum Conversion Share Allotment"). The Company also agreed, at its expense, to (x) file with the Securities and Exchange Commission ("SEC") on or before August 29, 1998, a registration statement covering the issuance by the Company of the Conversion Shares and (y) use its reasonable best efforts to cause such registration statement to be declared effective under the Act as soon as possible thereafter. As at March 31, 1999, the Company has yet to file a registration statement.

     The Reg S Debentures provided for interest at 8% per annum (subject to increase under certain circumstances), payable upon conversion or redemption of the Reg S Debentures, in cash or shares of Common Stock, at the option of the Company. The interest rate increased to 20% per annum for the period commencing January 1, 1999 since the underlying Conversion Shares are not covered by a registration statement filed with the SEC. It is not expected that the Conversion Shares will be able to be registered with the SEC before June 30, 1999. At such time as the underlying shares are tradable, without regard to registration, the interest rate shall revert to the 8% per annum. Further, if upon conversion of the Reg S Debentures the Company would otherwise issue shares of Common Stock in excess of the Maximum Conversion Share Allotment, the interest rate on the Reg S Debentures will, effective as of the issuance of the Maximum Conversion Share Allotment, increase to 25% per annum with respect to the unconverted Reg S Debentures. The Company has agreed that if it has not either retired the remaining Reg S Debentures with accrued but unpaid interest within ten (10) days of the issuance of the Maximum Conversion Share Allotment or issued a proxy statement soliciting stockholder authorization to issue additional shares in lieu of such cash redemption of the remaining Reg S Debentures, the Company would pay a penalty equal to the difference between the interest rate paid since inception and 25% on those Reg S Debentures which remain outstanding after the issuance of the Maximum Share Allotment. Such penalty shall not be applicable if the Company issues the proxy statement referred to above.

     During the quarter ended September 30, 1998, the Company's two principal market makers ceased doing business. This has resulted in the Company's stock price falling to levels severely below book value. At such levels, management does not believe that the Company can raise funds on an equity basis upon terms that are reasonable and not significantly below fair value.

Inflation

     Inflation has historically not had a material effect on the Company's operations.

Impact of the Year 2000

     In 1997, as part of a general improvement to Company reporting, a new manufacturing and financial software package was purchased. As part of that general upgrade, the Company moved from an IBM36 to an IBM AS400. The new system, which fully contemplates the computer related problems with the new millennium, continues to be in the final stages of testing in the Tappahannock, Virginia facility. The Company's new system accommodates remote locations and the Sanford, Florida facility is expected to be placed on-line in the second quarter.

     The Company, in assessing the readiness of third party suppliers and customers, has concentrated on alternative back-up procedures to minimize or eliminate any adverse effect on the Company's business in the event customers or suppliers systems have a Year 2000 problem. As at December 31, 1998, the Company believes it has set sufficient back-up systems in place to insulate its business from a Year 2000 problem. Nevertheless, although the Company does not expect significant costs or disruptions in operations from its customers' and suppliers' inability to achieve Year 2000 compliance, the Company can not guaranty customer or supplier performance. Accordingly, it cannot predict what effect noncompliance might have. While the Company has a substantial investment in the new computer and software, such costs were incurred as part of a general system upgrade and not in response to a potential Year 2000 problem. The Company estimates that costs incurred in investigating and correcting any potential Year 2000 problem have been and will continue to be immaterial


ITEM 7. Financial Statements

     The Consolidated Financial Statements of the Company appear herein following Item 13 below.


ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     The information required by this item has previously been reported in the Company's Current Report on Form 8-K for the event dated August 29, 1997 (Item
2) and Amendment No. 1 thereto.

Part III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The table below sets forth the name, age and certain information as to the Directors and executive officers of the Company.

Name                      Age           Position
----                      ---           --------

John W. Kohut             52            Chairman of the Board, Director (1)

Martin Chevalier          53            Chief Executive Officer, President
                                        and Director

Karen L. Connery          34            Treasurer and Assistant Secretary

David Love                64            Director (1)

Mandel Sherman            60            Director (1)

----------

(1)  Member, Audit Committee


John W. Kohut has been a director of the Company since August 1997 and has served as the Chairman of the Board of the Company since Quality was acquired, by merger, on August 29, 1997. Mr. Kohut also has served since August, 1997 as the principal financial officer of the Company. Prior to the Merger, he was a substantial equity owner in Quality. Since January 1991 Mr. Kohut has served as President of RamKo Venture Management, Inc. ("RamKo"), an investment banking and consulting firm. He currently continues to serve in such capacity. The Company has engaged RamKo as a consultant to the Company since December 1996.

Martin Chevalier has been a director of the Company since August 1997 and has served as President and Chief Executive Officer of the Company following the Merger. He also has served as President of Quality since December 1988. Prior to the Merger, he was also a principal equity owner of Quality.

Karen L. Connery has served as Treasurer, principal accounting officer and Secretary of the Company since May 1998. Over the past five years, Ms. Connery has practiced in the areas of tax accounting, auditing and litigation support for both public accounting firms and as a sole proprietor. Immediately prior to serving the Company in her present capacity, Ms. Connery provided services to the Company as a financial consultant.

David Love has been a director of the Company since July 1996. He has served as Chairman of the Audit Committee since August 1997. For more than the past five plus years, Mr. Love has been a practicing independent Certified Public Accountant and attorney in the greater Boston area. In addition, Mr. Love is a practicing arbitrator and mediator. Mr. Love is currently the Chief Financial Officer of Quality

Microwave, Inc., a private corporation located in Wilmington, MA, which office he has held since April 1995.

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

Compliance with Section 16(a) of the Securities Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10 percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms received by the Company, the Company believes that, during the year ended December 31, 1998, all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were complied with, except that Form 4's covering July 1998 were not timely filed by the four (4) directors in connection with options granted to each of them in that month.


ITEM 10.  Executive Compensation

     The following table sets forth for the fiscal years ended December 31, 1998, 1997 and 1996 the compensation of the Company's Chief Executive Officer and any executive officer of the Company, other than the Chief Executive Officer, whose aggregate salary and bonus exceeded $100,000 for the fiscal year ended December 31, 1998 (the "Named Executives"):

                                             SUMMARY COMPENSATION TABLE

                                                                  Annual Compensation
                                                                  -------------------
                          Principal                Fiscal                                          Long-Term and Other
     Name                 Position                  Year         Salary ($)       Bonus ($)           Compensation
     ----                 --------                  ----         ----------       ---------           ------------
Martin Chevalier     President and Chief            1998         $225,000                0          21,900.50
                     Executive Officer              1997         $ 75,000(1)             0          N/A

John W. Kohut        Chairman of the Board          1998                0                0          $180,000(2)
                                                    1997                0                0          $ 60,000(2)

John K. Kenney       Treasurer, Secretary (3)       1998         $ 27,500(4)             0          N/A
                                                    1997         $110,000         $ 36,000          N/A
                                                    1996         $110,000         $ 18,000          N/A

----------

     (1) Based on four months employment at an annual rate of $225,000. Mr. Chevalier was employed by the Company effective August 29, 1997, following the Merger.

     (2) Based on distributions to RamKo, pro-rated over 4 months. The Company engaged RamKo as a consultant on August 29, 1997, at a rate of $45,000 per quarter. Mr. Kohut is the President of RamKo. He also became Chairman of the Board of the Company on August 29, 1997. RamKo was initially engaged by the Company in December, 1996.

     (3) Mr. Kenney served as President and Chief Executive Officer of the Company from mid-October, 1995, until September 2, 1997, at which time he was employed by the Company as Treasurer and Secretary. Mr. Kenney resigned from his position as Treasurer and Secretary, effective March 27, 1998.

     (4)  Based on three months employment at an annual rate of $110,000.

Employment and Consulting Agreements

     The Company has entered into a three-year employment agreement dated August 29, 1997, with Martin Chevalier, whereby Mr. Chevalier serves as President and Chief Executive Officer of each of the Company and Quality. The employment agreement provides for an annual base compensation of $225,000 plus annual bonuses of (i) five percent (5%) of the first $1,000,000 in audited pre-tax consolidated profits of the Company and Quality and (ii) ten percent (10%) of audited pre-tax consolidated profits of the Company and Quality in excess of $1,000,000 but not to exceed $500,000 in any given year. The employment agreement provides for Mr. Chevalier's employment on a full-time basis and contains a provision that the employee will not compete or engage in a business competitive with the current or anticipated business of the Company during the term of the employment agreement and for a period of two years thereafter. Mr. Chevalier's employment under the employment agreement may be terminated for "cause" by the Company or Quality.

     The Company has entered into a three-year consulting agreement, commencing August 29, 1997, with RamKo, of which Mr. Kohut is the President, pursuant to which RamKo has agreed to provide general business and financial advice to the Company. The agreement provides for quarterly payments of $45,000 plus reasonable and necessary expenses. The agreement also provides that services rendered by RamKo shall not exceed twenty-five (25) days in any given calendar quarter (otherwise, the Company is liable to RamKo for an additional charge). In addition, RamKo and its directors, shareholders, agents, officers and employees have agreed not to perform services or engage in any business deemed to be in competition with the Company. The agreement may be terminated for "cause" by the Company.

     The Company has entered into a consulting agreement, terminating January 31, 1999, with Baroque Investments Inc. ("Baroque"), of which Mr. Sherman is the President, pursuant to which Baroque has agreed to provide overall strategic advice and planning in connection with the acquisition and/or development of complementary products and businesses and the finances of the Company. The agreement provides for an annual rate of $60,000, payable in monthly installments of $5,000, plus reasonable and necessary expenses.

Committees of the Board of Directors

     In August 1997, the Company established an Audit Committee comprised of Messrs. Love, Kohut and Sherman. The Audit Committee, among other things, makes recommendations to the Board of Directors with respect to the engagement of the Company's independent certified public accountants and the review of the scope and effect of the audit engagement.

Director Fees and Other Remuneration

     All directors receive a director's fee of $25,000 per annum in connection with their participation on the Board of Directors; provided, however, that each director is deemed to have waived such fee, or portion thereof during that year, to the extent that during such year such director otherwise receives compensation from the Company for services rendered in excess of such aggregate fee. Mr. Love receives the $25,000 annual director's fee and Mr. Sherman, effective with the expiry of the Baroque consulting contract on January 31, 1999, will likewise receive the annual director's fee.

     In addition to his director fees, Mr. Love received during fiscal 1998 an additional sum of approximately $7,333 for serving as Chairman of the Audit Committee. Such fee was discontinued, effective September 1, 1998.

Stock Plans

1992 Stock Option Plan

     On March 13, 1992, the Company's Board of Directors and stockholders approved the Company's 1992 Employee Stock Option Plan (the "1992 Plan"). Under the 1992 Plan, in the discretion of the Compensation Committee of the Board of Directors, options may be granted to key employees (including officers) of the Company and its subsidiaries for the purchase of shares of the Company's common stock. The Company is authorized to issue up to 4,000 options under the 1992 Plan. The 1992 Plan terminates in March 2002.

     At December 31, 1998, only options to purchase up to 93 shares of Common Stock were outstanding under the 1992 Plan. On January 13, 1999, the Company agreed to reprice options to purchase shares at a price per share equal to the closing price of the Common Stock as quoted on the Nasdaq SmallCap Market on March 31, 1999. In addition, to the extent the holder of such options is still employed, the Company agreed to issue additional options pursuant to the 1992 Plan to such holder so that such individual has options to purchase up to an aggregate of 333 shares of the Common Stock under the 1992 Plan.

1998 Stock Option Plan

     On June 30, 1998, the Company's Board of Directors and stockholders approved the 1998 Employee Stock Option Plan (the "1998 Plan"), pursuant to which 66,666 shares of Common Stock were reserved for issuance upon exercise of options eligible for grant under the 1998 Plan.

Unless sooner terminated, the 1998 plan will expire at the close of business on January 13, 2008.

     Any person, including, but not limited to, employees, directors, independent agents, consultants and attorneys believed by the Board of Directors, or if applicable, a Stock Option Committee, to have contributed to the success of the Company, are eligible to be granted non-qualified stock options under the 1998 Plan. Incentive stock options as defined in Section 422 of the Code may be granted only to employees of the Company or any subsidiary of the Company. Under the 1998 Plan the maximum number of shares that may be covered by stock options granted hereby to any person for the duration of the Plan is 13,333 shares.

     Incentive stock options granted pursuant to the 1998 Plan are nontransferable by the optionee during his or her lifetime. All options granted under the 1998 Plan, will, unless a shorter term is established by the Board of Directors or the Committee, if applicable, expire if not exercised within ten years of the grant (five years in the case of Incentive Stock Options granted to an eligible employee owning stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or a parent or subsidiary of the Company immediately before the grant ("10% Stockholder")), and under certain circumstances set forth in the 1998 Plan, may be exercised within 3 months following termination of employment (one year in the event of death of the optionee). Options may be granted to optionees in such amounts and at such prices as may be determined, from time to time, by the Board of Directors or the Committee. The exercise price of an Incentive Stock Option will not be less than the fair market value of the shares underlying the Incentive Stock Option on the date the Incentive Stock Option is granted, provided, however, that the exercise price of an Incentive Stock Option granted to a 10% Stockholder may not be less than 110% of such fair market value. The Company may not, in the aggregate, grant Incentive Stock Options that are first exercisable by any optionee during any calendar year (under all such plans of the optionee's employer corporation and its "parent" and "subsidiary" corporations, as those terms are defined in
Section 424 of the Code) to the extent that the aggregate fair market value of the underlying stock (determined at the time the option is granted) exceeds $100,000.

     At December 31, options to purchase up to an aggregate of 20,333 shares of Common Stock were outstanding under the 1998 Plan, which options had been granted July 8, 1998 to the four members of the Board of Directors of the Company, having an exercise price of $14.53125 per share and cashless exercise provisions. In addition, the Company authorized on January 13, 1999 the granting of non-qualified stock options to certain key employees of the Company under its 1998 Plan, pursuant to which such employees received options to purchase up to an aggregate of 26,000 shares of the Common Stock, at an option price per share equal to the closing price of the Common Stock as quoted on the Nasdaq SmallCap Market on March 31, 1999. Such options shall vest and be exercisable in equal annual installments over a four(4) year period and then, only to the extent that such holder is still employed by the Company as of the date of such vesting and otherwise still eligible under the terms of the 1998 Plan. Such options become exercisable at various dates and expire at the end of not more than ten (10) years from the date of the grant or within sixty days of termination of employment with the Company, which ever is earlier. For purposes of such options, the Company shall at all times reserve and keep available, free from preemptive rights, out of its authorized but unissued Common Stock, the full number of shares of Common Stock issuable upon the exercise of the options.


ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 30, 1999, the number of shares of the Company's outstanding Common Stock beneficially owned by (i) each director of the Company; (ii) each person who is known by the Company to beneficially own 5% or more of the outstanding Common Stock; (iii) each of the Named Executives; and (iv) all of the Company's directors and executive officers as a group (based on information furnished by such persons). Unless otherwise indicated, the beneficial owners exercise sole voting and/or investment power over their shares.

Name and Address of Beneficial                   Amount and Nature of Beneficial             Beneficial
Owner(1)                                         Ownership(2)                                Percent
------------------------------                   -------------------------------             ----------
Elmgrove Associates II., L.P(3)                   135,166(4)                                   11.9%

Mandel Sherman (5)                                136,332(4)(6)                                12.99%

John W. Kohut                                      50,744(7)                                    4.83%

Martin Chevalier                                   75,158(8)                                    7.16%

David Love (9)                                      1,416(10)                                     *

John Kenney (11)                                       0                                          *

All executive officers and directors as a         263,650(4)(6)(7)(8) (9) (10)                 23.14%
group (5 persons)

----------

*    less than 1%

(1) Unless otherwise indicated, the address of each beneficial owner of more than 5% of the Common Stock is c/o the Company.

(2) A person is deemed to be the beneficial owner of voting securities that can be acquired by such person within 60 days from March 30, 1999 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of March 30, 1999 have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) Elmgrove's address is 210 Dartmouth, Pawtucket, RI 02860. Mandel Sherman, a director of the Company, is President of the General Partner of Elmgrove.

(4) Includes 85,166 shares issuable upon exercise of currently exercisable warrants. 50,000 shares of Common Stock held by Elmgrove are also subject to a lock-up agreement, dated August 29, 1997, whereby Elmgrove has agreed to certain volume restrictions and limitations on the sale of these shares over a 5 year period.

(5) Mr. Sherman's address is c/o Elmgrove Associates II, L.P. at 210 Dartmouth, Pawtucket, RI 02860.

(6) Includes options to purchase up to 1,166 shares of common stock. Also represents 135,166 shares beneficially owned by Elmgrove. Mr. Sherman may also be deemed to be the beneficial owner of the share by virtue of his position as President of the General Partner of Elmgrove.

(7) Includes options to purchase up to 1,666 shares of Common Stock. Except for the aforementioned option shares, all of the shares are subject to a lock-up agreement, dated August 29, 1997, restricting the sale of shares over a 5 year period.

(8) Includes options to purchase up to 1,666 shares of Common Stock. Except for the aforementioned option shares, all of the shares are subject to a lock-up agreement, dated August 29, 1997, restricting the sale of shares over a 5 year period.

(9) Mr. Love's address is 68 Hammond Pond Parkway, Chestnut Hill, Massachusetts 02167.

(10) Includes options to purchase up to 583 shares of Common Stock and up to 833 shares of Common Stock issuable upon exercise of currently exercisable warrants.

(11) Mr. Kenney resigned from his position as Treasurer and Secretary, effective March 27, 1998.


ITEM 12 Certain Relationships and Related Transactions

     In 1995, the Company entered into a consulting agreement, terminating January 31, 1999, with Baroque Investments Inc. ("Baroque"), of which Mr. Sherman (a director of the Company) is the President. Such consulting agreement provides for Baroque to render overall strategic advice and planning in connection with the acquisition and/or development of complementary products and businesses and the finances of the Company. The agreement provides for an annual rate of $60,000, payable in monthly installments of $5,000, plus reasonable and necessary expenses.

     On May 31, 1997, the Company borrowed from Elmgrove $350,000, evidenced by a non-negotiable promissory note, bearing interest at a rate of 8% per annum, which was repaid in August 1997. In connection with the loan, the Company granted to Elmgrove 10 year warrants to purchase 666 shares of the Common Stock at an exercise price of $56.25 per share.

     In connection with the consummation of the Merger with Quality on August 29, 1997, each of Messrs. Chevalier and Kohut, as shareholders of Quality Automotive Company, received promissory notes from the Company, in the amounts of $2,697,841.73 and $ 1,802,158.27, respectively, as well as 73,492 and 49,078 shares of Common Stock, respectively. Such notes bear interest at a rate of 8% per annum, payable quarterly commencing August 1, 1998, and are payable in full on May 15, 2000. Such notes are the direct obligation of Quality and are guaranteed by U.S. Automotive, which also pledged all of its stock in Quality as additional collateral. The stock pledge is subordinated to the LaSalle Credit Facility. Mr. Kohut currently serves as a director and principal financial officer of the Company and Mr. Chevalier serves as a director and President of the Company.

     On August 29, 1997, the Company entered into a three-year consulting agreement with RamKo, of which Mr. Kohut (a director and Chairman of the Board of the Company) is the President. Such consulting agreement provides for quarterly payments to RamKo of $45,000 plus reasonable and necessary expenses. The consulting agreement also provides that RamKo and its directors, shareholders, agents, officers and employees shall not perform services or engage in any business deemed to be in competition with the Company. The agreement may be terminated for "cause" by the Company.

     On February 27, 1998, the Company sold debt and equity securities to Elmgrove and David Love, an affiliate and a director of the Company, respectively. The sale was made pursuant to a private placement consisting of two (2) unsecured non-negotiable promissory notes in the aggregate principal amount of $400,000, bearing interest at the rate of 10.5% per annum, and warrants to purchase up to an aggregate of 6,666 shares of the Common Stock, maturing in February 2003, at a conversion price equal to the greater of $30.00 per share or the last sales price of the Common Stock as reported on NASDAQ SmallCap Market for the trading date immediately preceding the exercise date, subject to adjustment in certain conditions. The net proceeds to the Company were approximately $370,000. The warrants are redeemable by the Company, upon notice of not less than 30 days at a price of $0.75 per warrant, provided that the closing bid quotation of the Common Stock on all 20 trading days ending on the third day prior to the day of which the Company gives notice of redemption has been at least 150% of the then effective exercise price of the warrants. The holders of the Warrants shall have the right to exercise them until the close of business on the date fixed for redemption. The exercise price and number of shares of Common Stock or other securities issuable on exercise of the warrants are subject to adjustment in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation of the Company. On each of July 23, 1998 and February 28, 1999, the Company paid in full the outstanding balances and accrued interest thereon, with respect to the promissory notes to David Love and Elmgrove, respectively.


ITEM 13.  Exhibits, Lists and Reports on Form 8-K

     (a)  Financial Statements

          See list of Financial Statements on F-1.

     (b)  Reports on Forms 8-K and 8-K/A

          The Company did not file any reports with the Securities and Exchange Commission on Form 8-K during the quarter ended December 31, 1998.

     (c)  Exhibits

          3.1   Amended and Restated Certificate of Incorporation (1)

          3.2   By-laws of the Company (1)

          4.1 Form of certificate evidencing Common Stock, $.001 par value, of the Company, (1)

          10.1 Form of Employment Agreement, dated August 29, 1997, of Martin Chevalier

          10.2 Agreement and Plan of Merger dated as of June 6, 1997, by and among the Company, its subsidiary, Quality Automotive Company and its stockholders. (2)

          10.3 Amended and Restated Promissory Note, dated August 29, 1997, to each of John W. Kohut and Linda S. Ram ("Kohut and Ram Note") (4)

          10.4  Second Amendment to Kohut and Ram Note (*)

          10.5 Amended and Restated Promissory Note, dated August 29, 1997, to each of Martin and Malvina B. Chevalier ("Chevalier Note")(4)

          10.6  Second Amendment to Chevalier Note (*)

          10.7 Guaranty, dated August 29, 1997, from the Company to each of John Kohut and Linda S. Ram. (2)

          10.8 Guaranty, dated August 29, 1997, from the Company to each of Martin and Malvina B. Chevalier (2)

          10.9 Stock Pledge and Security Agreement, dated August 29, 1997, among the Company, its subsidiary, Quality Automotive Company and its stockholders (2)

          10.10 Registration Rights Agreement, dated August 29, 1997, between the Company and certain stockholders (2)

          10.11 Lock-Up of John W. Kohut, Linda S. Ram. Martin Chevalier and Malvina B. Chevalier (2)

          10.12 Lock-Up of Elmgrove Associates II, L.P. (2)

          10.13 Consulting Agreement, dated August 29, 1997, with RamKo Venture Management, Inc. (4)

          10.14 Amended and Restated Revolving Credit, Term Loan and Security Agreement (the "Credit Agreement") among Quality, the Company, and LaSalle Business Credit, Inc. f/k/a StanChart Business Credit, Inc., dated as of December 30, 1992 (4)

          10.15 Second Amendment, dated May 26, 1994 to the Credit Agreement (4)

          10.16 Third Amendment, dated December 26, 1995 to the Credit Agreement (4)

          10.17 Waiver, Fourth Amendment and Assumption Agreement, dated August 29, 1997 to the Credit Agreement (4)

          10.18 Fifth Amendment dated February 24, 1999 to the Credit Agreement.(*)

          10.19 Consulting Agreement, dated December 15, 1995, as amended, with Baroque Investment, Inc.

          10.20 Settlement Agreement, dated January 30, 1997, with former officer and director of the Company and his affiliates (3)

          10.21 Form of Promissory Note issued in favor of each of Elmgrove and David Love (4)

          10.22 Form of Warrant issued in favor of each of Elmgrove and David Love (4)

          10.23 Form of Registration Rights Agreement issued in favor of each of Elmgrove and David Love

          10.24 Form of $2,000,000 Revolving Credit Agreement, dated March 31, 1998 (*)

          10.25 Form of Revolver Note in Revolving Credit Agreement (*)

          10.26 Form of Warrant Certificate in Revolving Credit Agreement (4)

          10.27 Form of 8% Convertible Debenture dated June 29, 1998 (5)

          27    Financial Data Schedule (for SEC use only).

----------
(1) Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form S-18, File No. 33-47037-A.

(2) Incorporated by reference to the comparable exhibit contained in the Current Report on Form 8-K filed by the Company for the event dated August 29, 1997.

(3) Incorporated by reference to the comparable exhibits contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(4) Incorporated by reference to the comparable exhibits contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(5) Incorporated by reference to the comparable exhibit contained in the Current Report on Form 8-K filed by the Company for the event dated July [29], 1998.

(*)  Filed herewith

                    Report of Independent Public Accountants

To the Board of Directors and Stockholders of U.S. Automotive Manufacturing, Inc.:

We have audited the accompanying consolidated balance sheets of U.S. Automotive Manufacturing, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Automotive Manufacturing, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 8 to the financial statements, the Company has suffered recurring losses from operations and its principal credit facility matures on July 31, 1999, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        ARTHUR ANDERSEN LLP

Richmond, Virginia
March 23, 1999

              U.S. Automotive Manufacturing, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                        As of December 31, 1998 and 1997


                                     Assets
                                                                                         1998            1997
                                                                                     ------------    ------------
Current assets:
      Cash                                                                           $    338,641    $  1,001,843
      Accounts receivable, net of allowance of $195,000 and $136,000, respectively      5,043,316       2,800,755
      Inventories                                                                       9,420,570       8,739,028
      Prepaid expenses and other                                                           16,078         425,781
                                                                                     ------------    ------------
                     Total current assets                                              14,818,605      12,967,407

Property, plant, and equipment, net                                                    11,062,084      10,256,556
Other assets:
      Goodwill, net                                                                     5,954,669       6,273,665
      Deferred loan costs, net                                                            216,000            --
                                                                                     ------------    ------------
                     Total assets                                                    $ 32,051,358    $ 29,497,628
                                                                                     ============    ============

                      Liabilities and Stockholders' Equity

Current liabilities:
      Line of credit                                                                 $  7,691,370    $  4,815,211
      Current portion of long-term debt                                                   693,163       1,688,942
      Accounts payable                                                                  3,965,184       2,735,688
      Accrued liabilities                                                                 756,703         830,282
                                                                                     ------------    ------------
                     Total current liabilities                                         13,106,420      10,070,123

Long-term liabilities:
      Long-term debt, less current portion                                              3,852,408         242,414
      Notes payable to stockholders                                                     4,980,000       4,500,000
                                                                                     ------------    ------------
                     Total liabilities                                                 21,938,828      14,812,537
                                                                                     ------------    ------------
Commitments and contingencies

Stockholders' equity:
      Common stock, ($.001 par value, 30,000,000 shares authorized, 1,048,273*
        shares issued and outstanding)                                                      1,048           1,048
      Additional paid-in capital                                                       38,900,222      38,900,222
      Accumulated deficit                                                             (28,788,740)    (24,216,179)
                                                                                     ------------    ------------
                     Total stockholders' equity                                        10,112,530      14,685,091
                                                                                     ------------    ------------
                     Total liabilities and stockholders' equity                      $ 32,051,358    $ 29,497,628
                                                                                     ============    ============

*    Restated for 1:15 reverse split effective February 5, 1999.

                 The accompanying notes are an integral part of
                       these consolidated statements.

              U.S. Automotive Manufacturing, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                 For the Years Ended December 31, 1998 and 1997

                                                     1998             1997
                                                 ------------     ------------

Net sales                                        $ 20,744,412     $  6,999,636

Cost of sales                                      16,864,085        5,978,271
                                                 ------------     ------------
                     Gross profit                   3,880,327        1,021,365
                                                 ------------     ------------

Operating expenses:
      Selling and delivery                          2,852,396        1,179,218
      General and administrative                    4,212,123        8,928,583
                                                 ------------     ------------
                     Total operating expenses       7,064,519       10,107,801
                                                 ------------     ------------
                     Operating loss                (3,184,192)      (9,086,436)

Interest expense                                   (1,388,369)      (3,948,363)
                                                 ------------     ------------

Net loss                                         $ (4,572,561)    $(13,034,799)
                                                 ============     ============

Loss per common share (basic and diluted)*       $      (4.36)    $     (18.23)
                                                 ============     ============

Weighted average common shares outstanding*         1,048,273          714,985
                                                 ============     ============

*    Restated for 1:15 reverse split effective February 5, 1999.

                 The accompanying notes are an integral part of
                       these consolidated statements

              U.S. Automotive Manufacturing, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 1998 and 1997

                                                                   Common Stock
                                                                -------------------    Additional
                                                                              Par       Paid-in       Accumulated
                                                                 Shares*     Value*     Capital*        Deficit          Total
                                                                ---------   -------   ------------   ------------    ------------
Balance, December 31, 1996                                        554,823   $   555   $ 15,600,706   $(11,181,380)   $  4,419,881
      Conversion of convertible notes payable into
        common stock                                               19,999        20        299,980             --         300,000
      Conversion of convertible debentures into common
        stock                                                     350,875       350     11,999,650             --      12,000,000
      Discount on conversion price of convertible
        debentures                                                     --        --      3,500,009             --       3,500,009
      Issuance of common stock in connection with the
        merger with Quality Automotive Company                    122,576       123      7,499,877             --       7,500,000
      Net loss                                                         --        --             --    (13,034,799)    (13,034,799)
                                                                ---------   -------   ------------   ------------    ------------
Balance, December 31, 1997                                      1,048,273     1,048     38,900,222    (24,216,179)     14,685,091
      Net loss                                                         --        --             --     (4,572,561)     (4,572,561)
                                                                ---------   -------   ------------   ------------    ------------
Balance, December 31, 1998                                      1,048,273   $ 1,048   $ 38,900,222   $(28,788,740)   $ 10,112,530
                                                                =========   =======   ============   ============    ============

*    Restated for 1:15 reverse split effective February 5, 1999.

                 The accompanying notes are an integral part of
                       these consolidated statements.

              U.S. Automotive Manufacturing, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 1998 and 1997

                                                                                                       1998                1997
                                                                                                   ------------        ------------
Cash flows from operating activities:
      Net loss                                                                                     $ (4,572,561)       $(13,034,799)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                              1,367,373             820,612
           Provision for inventory valuation                                                                 --           1,345,776
           Provision for property, plant, and equipment valuation                                            --           1,583,630
           Discount on conversion price of convertible debentures                                            --           3,500,009
           Rollover of accrued interest into shareholder note                                           480,000                   --
           Net loss on disposal of fixed assets                                                         130,829                   --
           (Increase) decrease in:
                Trade receivables                                                                    (2,242,561)            473,850
                Inventories                                                                            (681,542)           (612,928)
                Prepaid expenses and other                                                              409,703             722,868
           Increase (decrease) in:
                Accounts payable and accrued liabilities                                              1,155,917             606,907
                Account payable to stockholder                                                               --            (387,850)
                                                                                                   ------------        ------------
                     Net cash used in operating activities                                           (3,952,842)         (4,981,925)
                                                                                                   ------------        ------------
Cash flows from investing activities:
      Proceeds from sale of fixed assets                                                                 95,000                  --
      Purchase of property and equipment                                                             (2,025,734)           (980,570)
      Acquisition of Quality Automotive Company, net of cash acquired                                        --          (2,893,543)
                                                                                                   ------------        ------------
                     Net cash used in investing activities                                           (1,930,734)         (3,874,113)
                                                                                                   ------------        ------------
Cash flows from financing activities:
      Borrowings/(repayments) of line of credit and long-term debt, net                               3,240,374          (1,598,667)
      Proceeds from issuance of convertible debentures                                                2,250,000          10,500,000
      Deferred loan costs                                                                              (270,000)                 --
                                                                                                   ------------        ------------
                     Net cash provided by financing activities                                        5,220,374           8,901,333
                                                                                                   ------------        ------------
Net increase (decrease) in cash                                                                        (663,202)             45,295

Cash, beginning of year                                                                               1,001,843             956,548
                                                                                                   ------------        ------------
Cash, end of year                                                                                  $    338,641        $  1,001,843
                                                                                                   ============        ============


                 The accompanying notes are an integral part of
                       these consolidated statements

              U.S. Automotive Manufacturing, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

1.   Business Operations and Organization:

U.S. Automotive Manufacturing, Inc. is a Delaware corporation formed on January 16, 1992. U.S. Automotive Manufacturing, Inc. and its subsidiaries (collectively the "Company"), manufacture, assemble and distribute new and rebuilt automotive friction products (brake pads and remanufactured brake shoes). The Company sells the friction products to the automotive aftermarket (replacement parts sold for use on motor vehicles after initial vehicle purchase). Sales of the Company's products are made to automotive distributors, mass merchandisers and chain stores located primarily in North America and, as a result, maintains significant receivable balances with its major customers. The Company's two largest customers accounted for approximately 42 and 14 percent of net sales for the years ended 1998 and 1997, respectively, and approximately 67 and 31 percent of net accounts receivable at December 31, 1998 and 1997, respectively. The Company does not market its products directly to retail customers.

The Company's core business is the manufacture, assembly, and distribution of new and rebuilt automotive friction products. Brake pads, brake shoes or a combination of both are incorporated in all makes and models of American and imported automobiles. The Company manufactures both integrally molded and riveted brake pads, utilizing both organic and semi-metallic friction material. Integrally molded brake pads involve a manufacturing process that uses heat and pressure to affix the friction material to the metal backing plate. All imported and the majority of late model domestic automobiles are equipped with integrally molded brake pads. Most older domestic automobiles are equipped with riveted brake pads, whereby the friction material is affixed to the metal backing plate with metal rivets.

As a result of the merger with Quality Automotive Company ("Quality") (see Note
4), the Company acquired technology and capacity to additionally manufacture friction material linings for brake shoes and to remanufacture both riveted and bonded brake shoes.

The Company operated its business, prior to the merger, through seven wholly-owned subsidiaries (Ultra Brake Corporation ("Ultra Brake"), Ultratech of South Florida, Inc. ("Ultratech"), Roinco Manufacturing, Inc. ("Roinco"), and RT Friction, Inc. ("RT Friction"). Following the merger with Quality, the Company operates its business through Quality Automotive Company, U.S. Automotive Friction, Inc. and Vireco, Inc. As part of the Company's ongoing restructuring efforts, except for Quality and U.S. Automotive Friction, Inc., such subsidiaries no longer conduct any business operations other than their existing obligations under various equipment and property leases. The Company intends to dissolve such subsidiaries under the applicable laws of each such subsidiary's state of incorporation.

2.   Management's Plans:

The Company's financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company suffered continuing erosion of its customer base and recurring losses from operations through the date of its merger with Quality. Since that date revenues have materially increased while the cost of gearing production up to the new level of sales has continued the Company's current losses. While management believes the Company has made significant progress in successfully integrating product offering and production capabilities, at December 31, 1998, the Company had insufficient working capital. As of February 24,1999, LaSalle Business Credit, Inc. ("LaSalle") approved amendment Five to the Revolving Credit and Term Loan Agreement which, among other things, increased the credit facility to $10,000,000 linked to additional collateral created through the Company's increased sales. Amendment Five also advanced additional funds of $1,000,000 under existing collateral and increased the limitation on inventory advances by $500,000. Amendment Five extends the maturity date of the facility to July 31, 1999. LaSalle, as well as three additional senior lenders, have expressed conditional interest in providing a new and expanded lending facility. Although there can be no assurance, management believes the expanded refinancing of the Company's business will be sufficient to meet the Company's on-going financing needs and will be accomplished prior to the expiration of its current financing facilities. Additionally, the Company is in the process of attempting to raise additional capital through the sale of equity.

Through the merger with Quality, the Company has become a manufacturer of friction materials for its own use in the manufacture and remanufacture of brake products as well as for third party sales to other manufacturers. Utilizing its own friction material, the Company now produces materially all part numbers it offers for sale. The advantage of offering a full product line, (integrally molded and riveted brake pads and both bonded and riveted brake shoes), all produced internally, is that it allows the Company to be more responsive to its customer's needs while gaining better control of its inventory. Management anticipates revenues will increase by over 50 percent in 1999.

An inability to refinance the Company beyond the scheduled maturity date of July 31, 1999, would have a material impact on the Company's ability to continue operations. While management does not believe this to be a likely outcome, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets and classification of liabilities that would result from the inability of the Company to continue as a going concern.


3.   Summary of Significant Accounting Policies:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of U.S. Automotive Manufacturing, Inc. and all of its subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

                                                                  Years
                                                                  -----
          Buildings and improvements                             3 - 40
          Machinery and equipment                                2 - 20
          Furniture and fixtures                                 3 - 10
          Automobiles under capital leases                       2 - 5

Long-Lived Assets

The carrying value of long-lived assets and certain identifiable intangibles is reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset.

Other Assets

Cost in excess of net assets acquired (goodwill) is amortized on a straight-line basis over 20 years. Deferred loan costs are amortized on a straight-line basis over the contractual terms of the related loans.

Revenue Recognition

Sales are recognized upon shipment of products to customers. Sales and cost of sales include the value of steel ("core") used and returned to be recycled in the manufacturing process. Customers may return purchased core within 90 days of their qualifying purchase date and receive credit that can be applied against future purchases. Core returned in excess of that purchased from the Company is temporarily placed in a "core bank;" credit for these returns is given if additional brake shoe products are purchased within defined time limits.

Net Loss Per Share

Basic and diluted net loss per share is calculated based on the actual weighted average shares outstanding. Outstanding stock options and warrants (464,409 and 423,411 at December 31, 1998 and 1997, respectively) are not considered as their effect is antidilutive.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carryforwards. Measurement of deferred income tax is based on enacted tax laws including tax rates.

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

Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1998 and 1997.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values as of December 31, 1998 and 1997. These financial instruments include cash, trade receivables, accounts payable, accrued expenses, and debt. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current year presentation.

4.   Merger with Quality Automotive Company:

On August 29, 1997, Quality was merged (the "Merger") into a wholly owned subsidiary of the Company (the "Subsidiary"). Under the Merger, Quality's stockholders received (i) $3,000,000 in cash, (ii) two promissory notes, in the aggregate amount of $4,500,000, from the Subsidiary, that are guaranteed by the Company and secured by the Company's pledge of all of its shares in the Subsidiary, and (iii) an aggregate of 122,582 shares of the Company's common stock. Following the Merger, the Subsidiary changed its name to "Quality Automotive Company" and conducts business under such name.

The Merger was accounted for by the purchase method of accounting and, accordingly, the results of operations of Quality from August 29, 1997, are included in the accompanying consolidated financial statements. Quality's net sales for the four months ended December 31,

1997, were approximately $4.3 million. Under the purchase method, the purchase price was allocated among the acquired assets and liabilities in accordance with estimates of fair market value on the date of the Merger. The Company recorded goodwill representing the excess of the purchase price over the allocation among the acquired assets and liabilities in accordance with estimates of fair market value on the date of the Merger. Goodwill is being amortized over 20 years. Amortization expense for the years ended December 31, 1998 and 1997 was $319,000 and $106,000, respectively. Accumulated amortization at December 31, 1998 and 1997 was approximately $425,000 and $106,000, respectively.

The unaudited pro forma results of operations which follow assume that the merger occurred as of the beginning of the period presented. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which occurred, nor are they indicative of future results of operations.

                          Year Ended December 31, 1997
           ----------------------------------------------------------
           Net sales                                     $ 15,566,707
           Net loss                                       (14,198,512)
           Net loss per share (basic and diluted)              (17.85)

5.    Inventories:

Inventories are summarized as follows:

                                                    1998                 1997
                                                 ----------           ----------
Raw materials                                    $4,131,240           $4,053,517
Work-in-process                                     107,133              176,519
Finished goods                                    5,182,197            4,508,992
                                                 ----------           ----------
                                                 $9,420,570           $8,739,028
                                                 ==========           ==========

Certain of the company's inventory is pledged as collateral (see Note 8).

6.   Property, Plant, and Equipment:

Property, plant, and equipment are summarized as follows:

                                                     1998              1997
                                                 ------------      ------------
Land                                             $    571,000      $    571,000
Buildings and improvements                          4,816,552         4,477,514
Machinery and equipment                             6,359,025         5,540,781
Furniture and fixtures                                877,075           455,057
Automobiles under capital lease                        38,250            25,076
                                                 ------------      ------------
                                                   12,661,902        11,069,428
Less- Accumulated depreciation                     (1,599,818)         (812,872)
                                                 ------------      ------------
Property, plant, and equipment, net              $ 11,062,084      $ 10,256,556
                                                 ============      ============

Depreciation and amortization expense related to property, plant, and equipment was approximately $994,000 and $714,000 for the years ended December 31, 1998 and 1997, respectively. All property, plant, and equipment is pledged as collateral (see Note 8).

During 1997, equipment with a cost of approximately $4,713,000 and accumulated depreciation of $3,129,000 was determined not to be realizable and was written off.

7.   Composition Agreement:

On March 7, 1995, in connection with a restructuring of the Company's debt, a committee of the Company's unsecured trade creditors (the "Trade Creditors") entered into an agreement (the "Composition Agreement"), providing for repayment by the Company of the unsecured trade debt (the "Trade Debt") of the Trade Creditors electing to participate in the Composition Agreement. Trade Creditors, representing approximately $2,500,000 of the Trade Debt, elected a lump sum payment of $0.35 for every $1.00 of the Trade Debt and have been paid. Trade Creditors, representing $336,000 of the Trade Debt, elected periodic payments and have received 40 percent of the periodic payments. Total remaining payments were $136,000 and $203,000 as of December 31, 1998 and 1997, respectively, and are recorded as accounts payable on the accompanying consolidated balance sheets.

The Company successfully negotiated settlements with respect to almost all of the Trade Debt held by the remaining unsecured trade creditors not electing to participate in the Composition Agreement, representing approximately $300,000 of the Trade Debt. The Company has satisfied its obligation to such non-electing trade creditors in accordance with such settlement arrangements.

8.    Debt:

Line of Credit

Quality maintains a line of credit with LaSalle Business Credit, Inc. (the "LaSalle Line of Credit"). The total facility availability is $8,000,000, subject to certain limitations based on Quality's and its subsidiaries' levels of inventory and accounts receivable. At December 31, 1998 and 1997, a total of approximately $7,691,000 and $4,815,000, respectively, was outstanding under the LaSalle Line of Credit. The amount available at December 31, 1998 and 1997, was approximately $127,000 and $500,000, respectively. The interest rate for borrowings under the LaSalle Line of Credit is the lender's reference rate plus
2.0 percent (9.75 percent and 9.50 percent at December 31, 1998 and 1997, respectively). The LaSalle Line of Credit is collateralized by the accounts receivable and inventory of Quality. The Company had requested an extension of the maturity date, as well as, an increase from $8 million to $10 million in the revolving credit agreement and a new $1 million advance on the fixed asset loan, and effective February 24, 1999, these requests were granted. The LaSalle Line of Credit is scheduled to mature on July 31, 1999.

Under the terms of the LaSalle Line of Credit, Quality and its subsidiaries must maintain certain financial ratios, such as a current ratio, interest coverage, debt service coverage, tangible leverage, and annual limits on the amounts of capital expenditures, dividends, and executive compensation, among other restrictions. At December 31, 1998 and 1997, Quality and its subsidiaries were not in compliance with certain terms of the LaSalle Line of Credit. Subject to the preceding paragraph, as of December 31, 1998, the LaSalle Line of Credit may be able to be accelerated from the stated maturity date.

Long-term Debt and Notes Payable to Shareholders

During 1998, the Company entered into an additional revolving credit agreement, pursuant to which up to $2.0 million was made available to the Company (the "USAM Revolving Loan"). At December 31, 1998, an aggregate of up to $1.05 million had been advanced to the Company under the USAM Revolving Loan. Advances pursuant to the USAM Revolving Loan bear interest at the rate of 11 percent per annum and are to be repaid by the Company, together with accrued interest thereon, at the expiration of two years, unless earlier prepaid, at the option of the Company. The USAM Revolving Loan is secured by a general security interest in the assets of the Company as well as a first security interest in the Company's Florida production facility. Under the terms of the USAM Revolving Loan, the Company (i) granted five year warrants to purchase up to 14,000 shares of the Company's common stock, exercisable after March 31, 1999 and (ii) agreed to grant additional warrants to purchase up to an aggregate of 14,000 additional shares of the Company's common stock in the event that funds advanced under the USAM Revolving Loan remain outstanding, commencing March 31, 1999 and continuing at each three month anniversary thereafter until December 31, 1999, to grant to the lender at each such three month anniversary additional five year warrants for the purchase of 3,500 shares of the Company's common stock, exercisable at the time of such granting. Prepayment by the Company will result in a reduction of the total aggregate warrants to be granted by the Company. Such warrants shall be exercisable at an exercise price equal to 80 percent of the average closing sales price for the common stock for the 20 trading days preceding March 31, 1999 or the granting date, whichever is later. The Company has also agreed to grant to the lender or its assigns "piggyback" registration rights with respect to the shares underlying such warrants.

On June 30, 1998, the Company obtained additional financing through the sale of 8 percent Redeemable Convertible Debentures (the "June 1998 Debentures"), in the aggregate amount of $2,250,000. The June 1998 Debentures represent unsecured obligations of the Company and must be converted into shares (the "Conversion Shares") of the Company's common stock at maturity date (December 31, 2000), unless they have been converted earlier at the option of the holder. The conversion price of the June 1998 Debentures will be equal to 80 percent of the average closing bid price of the shares of common stock as quoted on the Nasdaq SmallCap Market for the five trading days immediately preceding the date of conversion. Notwithstanding the foregoing, the Company is not obligated to issue more than 209,660 Conversion Shares (the "Maximum Conversion Share Allotment").

The June 1998 Debentures bear interest at 8 percent per annum (subject to increase under certain circumstances), payable upon conversion or redemption of the June 1998 Debentures. The interest rate increased to 20 percent per annum for the period commencing January 1, 1999 because the underlying Conversion Shares were not registered with the SEC before January 1, 1999. At such time as the underlying shares are tradable, without regard to conversion, the rate will revert to the 8 percent per annum. Further, if the June 1998 Debentures cannot be fully converted using the Maximum Conversion Share Allotment, the interest rate on the June 1998 Debentures will, effective as of the issuance of the Maximum Conversion Share Allotment, increase to 25 percent per annum with respect to the unconverted June 1998 Debentures. The Company has agreed that if it has not either retired the remaining June 1998 Debentures with accrued but unpaid interest within ten days of the issuance of the Maximum Conversion Share Allotment or issued a proxy statement soliciting stockholder authorization to issue additional shares in lieu of such cash redemption of the remaining June 1998 Debentures, the Company would pay a penalty equal to the difference between the interest rate paid since inception and 25 percent on those June 1998 Debentures which remain outstanding after the issuance of the Maximum Share Allotment. Such penalty will not be applicable if the Company issues such proxy as contemplated.

Long-term debt consists of the following:

                                                                                           1998              1997
                                                                                        ----------        ----------
Notes payable, bearing interest at 8%, mandatorily convertible into common
   shares on December 31, 2000, unsecured                                               $2,250,000        $     --
USAM revolving loan, bearing interest at 11%, principal and interest due
   December 2000, secured by a general security interest in Company assets               1,050,000              --
Notes payable to related parties, bearing interest at 10.5%, principal and interest
   due in February 1999, uncollateralized                                                  350,000              --
Notes payable to LaSalle Business Credit, Inc., bearing interest at 2% over lender's interest rate (9.75% and 9.5% at December 31, 1998 and 1997, respectively), principal and interest of $81,068 due monthly through, and
   final payment due on July 31, 1999, collateralized by certain equipment                 603,334         1,506,666
Note payable, bearing interest at prime minus 5% (2.75% and 3.50% at December
   31, 1998 and 1997, respectively), floored at 2.5% and capped at 6%, principal and interest of $2,616 due monthly through March 2003, collateralized by
   certain Company equipment                                                               125,779           152,011
Note payable, bearing interest at 7.25%, principal and interest of $2,840 due monthly through, and final payment is due in July 2001,
   collateralized by certain Company equipment                                              81,068           104,321
Note payable to bank, bearing interest at 9%, principal and interest of $11,107
   due monthly through June 1998, collateralized by certain Company equipment                 --              65,012
Capital lease obligations for equipment and automobiles bearing interest from
   8% to 8.75% due through December 2001                                                    85,390           103,346
                                                                                        ----------        ----------
                                                                                         4,545,571         1,931,356
Less- Current maturities                                                                   693,163         1,688,942
                                                                                        ----------        ----------
                     Total long-term debt                                               $3,852,408        $  242,414
                                                                                        ==========        ==========
Notes payable to former stockholders of Quality Automotive Company, bearing interest at 8% payable quarterly, principal due May 15, 2000, secured by the
   Company's pledge of all its shares in the Subsidiary (including $480,000 of
   unpaid interest in 1998)                                                             $4,980,000        $4,500,000
                                                                                        ==========        ==========

The aggregate amount of long-term debt and notes payable to shareholders maturing in future years is as follows as of December 31, 1998:

    1999                                               $  693,163
    2000                                                8,722,669
    2001                                                   72,528
    2002                                                   37,211
    2003                                                     --
    Thereafter                                               --
                                                       ----------
                                                       $9,525,571
                                                       ==========

Other

In June 1997, the Company executed a note in the amount of $350,000 to Elmgrove Associates II, L.P., the proceeds of which were used in connection with a negotiated settlement agreement (see Note 9) with the former President, CEO, and Chairman of the Board of Directors of the Company (the "former President"), and related parties. In connection with the execution of the note, the Company issued 666 common stock warrants with an exercise price of $56.25 per share to Elmgrove Associates, II, L.P. The Company paid this note in full on August 31, 1997.

9.   Commitments, Contingencies and Related Party Transactions:

Leases

The Company previously leased its facility in Florida from a company controlled by the Company's former President (the "stockholder lease"). The Company had an option to purchase the Florida facility as of March 31, 1998 and exercised the option. The Company also leases certain equipment. These equipment leases are classified as operating leases and expire on various dates from 1998 through 2001.

As of December 31, 1998, future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

    1999                                               $  389,533
    2000                                                  305,076
    2001                                                  283,051
    2002                                                  273,744
    2003                                                   11,196
    Thereafter                                              1,008
                                                       ----------
        Total future minimum lease payments            $1,263,608
                                                       ==========

Rental expense under all operating leases amounted to approximately $759,000 and $682,000 for the years ended December 31, 1998 and 1997, respectively. The rental expense includes amounts for the stockholder lease of approximately $30,000 and $122,000 for the years ended December 31, 1998 and 1997, respectively.

In May 1992 the Company entered into a lease agreement with the City of Caruthersville, Missouri (the "Missouri Facility"), for a lease of a 25,000 square foot building for use by the Company for manufacturing and distribution. In 1994, the Company ceased operations at the Missouri Facility. Although the City of Caruthersville has attempted to find a tenant for the Missouri Facility, it has been unsuccessful in finding a long-term tenant for the facility, and, in the first quarter of 1997, informed the Company that it had only succeeded in subletting the building for 14 of the past 37 months. The Company remains obligated for lease payments, at a monthly rate of $2,270 per month, with respect to the 23-month vacancy period. The Company recorded a charge of approximately $229,000 in 1997 to reduce the net carrying amount of the capital lease asset to zero. The original lease expires in August 2013. The Company intends to negotiate with the City of Caruthersville to resolve settlement of future rental payments under the building lease. The Company has recorded a liability of approximately $311,000 at December 31, 1998 and 1997, for potential future payments due under this lease.

Settlement Agreement

In June 1997, the Company reached an agreement (the "Amended Settlement Agreement") with the former President and related parties (collectively referred to as the "Settlement Parties") to amend a previously executed settlement agreement, which settled compensation amounts due under a consulting contract originally entered into in 1995. Under the Amended Settlement Agreement, the Company made a payment to the Settlement Parties of the aggregate sum of $350,000 in full satisfaction of the obligations of the parties under the original settlement agreement.

Contingencies

Various legal proceedings and claims have been or may be asserted against the Company relating to the conduct of its business. These proceedings and claims are incidental to the Company's ordinary course of business. Management believes that it has meritorious defenses and will vigorously defend itself in these actions. Any costs that management estimates may be paid as a result of these proceedings or claims are accrued when the liability is considered probable and the amount can be reasonably estimated. Although the ultimate disposition of these proceedings and claims is not presently determinable, management believes that, after consultation with counsel, the likelihood that material costs will be incurred is remote.

10.   Income Taxes:

The components of the deferred income taxes consist of the following:

                                                                 1998           1997
                                                             -----------    -----------
Deferred tax assets:
      Current assets-
           Inventory                                         $   202,000    $   473,000
           UNICAP                                                123,000        174,000
           Accrued rent                                          117,000        117,000
           Allowance for doubtful accounts                        50,000         52,000
           Compensation                                            4,000         21,000
           Other                                                      --          1,000
                                                             -----------    -----------
                     Total current deferred tax assets           496,000        838,000
                                                             -----------    -----------
      Noncurrent assets-
           Net operating loss carryforwards                    8,033,000      6,790,000
           Amortization                                          132,000         56,000
           Interest                                              192,000         45,000
           Other                                                  20,000         20,000
                                                             -----------    -----------
                     Total noncurrent deferred tax assets      8,377,000      6,911,000
                                                             -----------    -----------
Gross deferred income tax assets                               8,873,000      7,749,000
                                                             -----------    -----------
Less- Valuation allowance                                     (7,742,000)    (6,549,000)
                                                             -----------    -----------
                     Total deferred income tax assets          1,131,000      1,200,000
                                                             -----------    -----------
Deferred income tax liabilities:
      Noncurrent liabilities-
           Depreciation                                       (1,090,000)    (1,147,000)
           Other                                                 (41,000)       (53,000)
                                                             -----------    -----------
                     Total deferred income tax liabilities    (1,131,000)    (1,200,000)
                                                             -----------    -----------
                     Net deferred income tax assets          $        --    $        --
                                                             ===========    ===========

The change in the valuation allowance for deferred tax assets was an increase of approximately $1,193,000 and $1,265,000 during 1998 and 1997, respectively. The tax benefit of the Company's deferred taxes has been offset by a valuation allowance due to the uncertainty that the deferred tax assets will be realized.

The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

                                                        Year Ended December 31,
                                                        -----------------------
                                                          1998           1997
                                                        -------         -------
Federal income taxes at statutory rate                    (34.0%)        (34.0%)
Losses without tax benefits                                34.0           34.0
                                                         ------         ------
Income taxes at effective rate                              -- %           -- %
                                                         ======         ======

Unused net operating losses for income tax purposes, expiring in various amounts from 2009 through 2013, of approximately $21,200,000 are available at December 31, 1998, for carryforward against future years' taxable income. Under Section 382 of the Internal Revenue Code, the annual utilization of these losses may be limited due to changes in ownership.

11.  Stockholders' Equity:

Reverse Stock Split

On February 5, 1999, the Company's Board of Directors approved a 1-for-15 reverse stock split with respect to the Company's common stock. The loss per share calculation and all share information contained in these financial statements have been retroactively adjusted to give effect to the reverse stock split.

Private Placements

In February 1998, the Company obtained financing through the private placement of debt and equity instruments to an affiliate and a director of the Company. The sale was made pursuant to a private placement consisting of two unsecured non-negotiable promissory notes in the aggregate principal of $400,000, bearing interest at the rate of 10.5 percent per annum and warrants to purchase up to an aggregate of 6,666 shares of the Company's common stock. The warrants expire in February 2003 and have an exercise price of $30.00 per share, subject to adjustment in certain conditions. The warrants are redeemable by the Company upon notice of not less than 30 days at a price of $0.75 per warrant, provided that the closing bid quotation of the common stock on all 20 days ending on the third day prior to the day of which the Company gives notice of redemption has been at least 150 percent of the then effective exercise price of the warrants. The holders of the warrants shall have the right to exercise them until the close of business on the date fixed for redemption. The exercise price and number of shares of common stock or other securities issuable on exercise of the warrants are subject to adjustment in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation of the Company. One of the two promissory notes was repaid during 1998, leaving a remaining principal balance of $350,000 at December 31, 1998. This amount became due in February 1999, and was retired through an additional advance on the USAM Revolving Loan. As the maturity date on the USAM Revolving Loan is December 2000, the amount has been properly classified as long-term debt in the accompanying balance sheet.

Convertible Debentures

During 1996, the Company issued, pursuant to Offshore Securities Subscription Agreements, dated each of December 5, 1996, and December 17, 1996 (the "December 1996 Debentures"), $3,775,000 of cumulative convertible debentures payable bearing interest at 10 percent. The December 1996 Debentures and related accrued interest were converted into and aggregate of 69,700 shares of the Company's common stock during 1996 and 1997.

In March 1997, the Company entered into an Offshore Securities Subscription Agreement pursuant to which the Company sold four 10 percent Cumulative Convertible Debentures (the "March 1997 Debentures"), in the aggregate amount of $5,500,000. All of the March 1997

Debentures, including principal and accrued interest, were converted into an aggregate of 134,150 shares of the Company's common stock during 1997.

On August 20, 1997, the Company entered into an Offshore Securities Subscription Agreement pursuant to which the Company sold five additional 10 percent Cumulative Convertible Debentures (the "August 1997 Debentures") in the aggregate amount of $5,000,000. All of the August 1997 Debentures, including principal and accrued interest, were converted into an aggregate of 191,085 shares of the Company's common stock in December 1997.

The December 1996, March 1997, and August 1997, as well as the June 1998 Debentures were issued in reliance upon exemption from the registration provisions of the Securities Act of 1933, as amended, as provided by Regulation S ("Reg. S") promulgated thereunder by the Securities and Exchange Commission.

Convertible Notes Payable

Two unsecured convertible notes payable, totaling $300,000 at December 31, 1996, with interest at 8 percent due monthly and principal due at the demand of the holder were converted into 20,000 shares of Company common stock in February 1997.

Stock Warrants

At December 31, 1998 and 1997, the Company had 419,145 and 398,480 common stock warrants outstanding. Information relating to these warrants is summarized as follows:

                                                      Number of        Exercise
         Expiration                                   Warrants          Price
         ----------                                   --------          -----
March through August 2001                             319,147          $63.00
February 2001                                          65,333           34.20
March 2001                                             13,333           34.20
May 2002                                                  666           56.25
February 2003                                           6,666           30.00
March through September 2003                           14,000          Variable

Stock Options

The Company accounts for stock options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," and, as provided in the statement, has elected to account for its stock options under Accounting Principles Board Opinion No. 25 ("APB 25"), under which no compensation expense has been recognized. If options are granted or extended at exercise prices less than fair market value, compensation expense is recorded for the difference between the grant price and the fair market value.

Under the Company's 1992 Stock Option Plan, the Company may grant options to purchase up to 4,000 shares of the Company's common stock to key employees. Options granted may be incentive stock options within the meaning of the US Internal Revenue Code ("IRC") Section 422(b), or non-qualified options. The 1992 Stock Option Plan does not limit the number of options which may be granted to an employee or the number of shares which may be subject to any option. If any option expires, terminates or is canceled for any reason without having been exercised in full, the shares which were reserved for issuance upon its exercise again become available for the purposes of the 1992 Stock Option Plan. The 1992 Stock Option Plan terminates in March 2002. The Company is authorized to issue up to 4,000 options under the 1992 Plan. Options granted under the 1992 Stock Option Plan become exercisable at various dates and expire at the end of not more than 10 years from the date of the grant or within sixty days of termination of employment with the Company, which ever is earlier. At December 31, 1998, options to purchase up to only 93 shares of common stock were outstanding under the 1992 Plan.

In 1995, the Company's Board of Directors, in an action the validity of which is disputed by the current Board of Directors based upon communication of a member of the 1995 Board of Directors, reserved 50,000 shares to be granted at the Board of Directors' discretion.

On June 30, 1998, the Company's Board of Directors and stockholders approved the 1998 Stock Option Plan (the "1998 Stock Option Plan"), pursuant to which 66,666 shares of common stock are reserved for issuance. Options granted may be incentive stock options within the meaning of the US IRC Section 422(b), or non-qualified options. All options granted under the 1998 Stock Option Plan, will, unless a shorter term is established by the Board of Directors, expire if not exercised within ten years of the grant and under certain circumstances, may be exercised within 3 months following termination of employment. Shares of common stock subject to options which expire without being exercised or which are cancelled as a result of the cessation of employment are available for further grants. Stock options granted under the 1998 Stock Option Plan are exercisable until the earlier of (i) a date set by the Board of Directors at the time of grant or (ii) the close of business on the day before the tenth anniversary of the stock option's date of grant. The 1998 Plan shall remain in effect until all stock options are exercised or terminated. Notwithstanding the foregoing, no options may be granted after January 13, 2008. At December 31, 1998, options to purchase up to an aggregate of 20,333 shares of common stock were outstanding under the 1998 Stock Option Plan, having an exercise price of $14.53125 per share.

SFAS No. 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock option granted in 1998 by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: no dividend yield, volatility of 182 percent, risk-free interest rate of 5.46 percent and expected life of 10 years. There were no options granted in 1997.

Under the accounting provisions of SFAS No. 123, the pro-forma net loss and net loss per share for the year ended December 31, 1998 were not materially different from reported results.

Changes in options outstanding (including options granted in 1995, the validity of which is disputed by the Company's current Board of Directors) are summarized as follows:

                                                            Weighted-     Weighted-
                                                             Average       Average
                                                            Exercise      Fair Value
                                                              Price       of Options
                                                 Shares     Per Share      Granted
                                                 ------     ---------      -------
Balance, December 31, 1996                       32,931       $52.92      $ --
      Forfeited                                  (8,000)       75.00        --
                                                 ------
Balance, December 31, 1997                       24,931        45.75        --
      Granted                                    20,333        14.53       14.49
                                                 ------
Balance, December 31, 1998                       45,264        41.50        --
                                                 ------


The following table summarizes information about stock options (including the options granted in 1995, the validity of which is disputed by the Company's current Board of Directors) at December 31, 1998:

                                        Options Outstanding                             Options Exercisable
                                ---------------------------------                  ------------------------------------
                                                       Weighted-                             Number
                                    Number              Average          Weighted-         Exercisable         Weighted-
                                Outstanding at         Remaining          Average               at              Average
               Exercise          December 31,         Contractual         Exercise          December 31,        Exercise
               Prices                1998                Life              Price               1998             Price
               ------           ---------------       -----------        ---------         -------------        ---------

             $  14.53              20,333              9.5 years          $  14.53               --            $  14.53
                45.00              24,838              6.5 years             45.00           24,838               45.00
               257.25                  93              3.5 years            257.25               46              257.25
                                   ------                                                    ------
                                   45,264                                                    24,884
                                   ======                                                    ======

Shares Reserved

At December 31, 1998 and 1997, the Company has reserved common stock for the following purposes:

                                                               1998        1997
                                                             -------     -------
         Stock option plans                                  120,666      54,000
         Stock warrants                                      415,146     398,400
         Convertible debentures                              209,660        --
                                                             -------     -------
                                                             745,472     452,400
                                                             =======     =======

12.  Supplemental Cash Flow Information:

For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents.


                           Year Ended December 31,                          1998         1997
--------------------------------------------------------------------   -----------   -----------
Cash paid for interest                                                 $   829,551   $ 3,922,842

Noncash financing and investing activities:
      Conversion of convertible debentures payable into common stock          --      12,000,000
      Notes payable converted into common stock                               --         300,000

Merger with Quality Automotive Company, net of cash acquired:

      Working capital, other than cash acquired                                      $(5,948,624)
      Property, plant, and equipment                                                  (8,412,603)
      Purchase price in excess of the net assets acquired                             (6,379,997)
      Other assets                                                                       (93,539)
      Non-current liabilities                                                          5,941,220
      Notes payable to former owners of Quality Automotive Company                     4,500,000
      Issuance of common stock                                                         7,500,000
                                                                                     -----------
      Net cash used for business acquisition                                         $(2,893,543)
                                                                                     ===========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    U.S. Automotive Manufacturing, Inc.

March 31, 1999                      By: /s/ JOHN W. KOHUT
                                       --------------------------------------
                                       John W. Kohut, Chairman of
                                       the Board and principal financial officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                                                              DATED
---------                                                              -----

/s/ John W. Kohut
--------------------------------------------                      March 31, 1999
JOHN W. KOHUT
director, Chairman of the Board, (principal
financial officer)

/s/ Martin Chevalier
--------------------------------------------                      March 31, 1999
MARTIN CHEVALIER
Chief Executive Officer, President, Director
(principal executive officer)

/s/ Mandel Sherman
--------------------------------------------                      March 31, 1999
MANDEL SHERMAN
Director

/s/ David Love
--------------------------------------------                      March 31, 1999
DAVID LOVE
Director

/s/ Karen Connery
--------------------------------------------                      March 31, 1999
KAREN CONNERY
(principal accounting officer)