Form 10QSB
period 1999-03-31
US AUTOMOTIVE MANUFACTURING INC
filed 1999-05-14
CIK 886113

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
================================================================================

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

              ____________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes [X]                     No [_]

As of May 12, 1999, the Registrant had 1,082,766 shares outstanding of its common stock, $.001 par value.

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                                      INDEX

                                                                          Page

PART I. FINANCIAL INFORMATION ............................................ 3

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at March 31, 1999
             (unaudited) and December 31, 1998  .......................... 3

         Consolidated Statements of Operations (unaudited) for the
             three months ended March 31, 1999 and March 31, 1998 ........ 4

         Consolidated Statements of Cash Flows (unaudited) for
             the three months ended March 31, 1999 and March 31, 1998 .... 5

         Notes to Consolidated Financial Statements ...................... 6

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ......................... 8

PART II. OTHER INFORMATION................................................ 12

Item 1.  Legal Proceedings................................................ 12

Item 2.  Changes in Securities and Use of Proceeds........................ 12

Item 4.  Submission of Matters to a Vote of Security Holders.............. 13

Item 6.  Exhibits and Reports on Form 8-K................................. 13

SIGNATURES................................................................ 14

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                           Consolidated Balance Sheets
                                 March 31, 1999

ASSETS
                                                               March 31, 1999    December 31, 1998
                                                               --------------    -----------------
                                                                (unaudited)
Current Assets:
        Cash                                                     $    444,248        $    338,641
        Accounts receivable (net of allowance for doubtful
          accounts of approximately $127,319)                       5,243,373           5,043,316
        Inventories                                                 8,912,128           9,420,570
        Prepaid expenses, and other                                   153,670              16,078
                                                                 ------------        ------------
        Total Current Assets                                       14,753,419          14,818,605

Property, plant and equipment (net of accumulated
        depreciation of $1,863,638 and $1,599,818,
        respectively)                                              10,863,575          11,062,084
Deferred financing costs                                              189,000             216,000
Goodwill, net                                                       5,874,920           5,954,669
                                                                 ------------        ------------
TOTAL ASSETS                                                     $ 31,680,914        $ 32,051,358
                                                                 ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Line of credit                                              8,824,122           7,691,370
        Current Portion of long-term debt                             107,627             693,163
        Accounts payable                                            4,372,617           3,965,184
        Accrued liabilities                                           994,556             756,703
                                                                 ------------        ------------
                  Total Current Liabilities                        14,298,922          13,106,420

Long-term debt, less current portion                                  147,262             552,408
Redeemable convertible debentures                                   2,250,000           2,250,000
Line of Credit                                                             --           1,050,000
Notes payable to shareholders                                       5,070,000           4,980,000
                                                                 ------------        ------------
                  Total Liabilities                                21,766,184          21,938,828
                                                                 ------------        ------------
Stockholders' Equity:
Issued & outstanding capital stock $.001 par value                     15,759              15,725
Additional paid-in capital                                         38,922,177          38,885,545
Accumulated deficit                                               (29,023,206)        (28,788,740)
                                                                 ------------        ------------
                  Total stockholders' equity                        9,914,730          10,112,530
                                                                 ------------        ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $ 31,680,914        $ 32,051,358
                                                                 ============        ============



                 The accompanying notes are an integral part of
                     these consolidated financial statements

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                   ---------------------------
                                                      1999              1998
                                                   -----------      -----------
Net Sales                                          $ 7,320,955      $ 3,419,873
Cost of Goods Sold                                   5,305,134        2,653,327
                                                   -----------      -----------
Gross Profit                                         2,015,821          766,546
                                                   -----------      -----------
Operating Expenses:
    Selling and delivery                               782,815          532,004
    General and administrative                         969,351          960,825
                                                   -----------      -----------
    Total Operating Expenses                         1,752,166        1,492,829
                                                   -----------      -----------
Operating income (loss)                                263,655         (726,283)
Interest expense                                      (498,121)        (247,957)
                                                   -----------      -----------
Net Loss                                           $  (234,466)     $  (974,240)
                                                   ===========      ===========
Net Loss per share, basic and diluted                 $ (0.22)      $     (0.93)
                                                   ===========      ===========
Weighted average shares outstanding                 1,048,656         1,048,273
                                                   ===========      ===========


                 The accompanying notes are an integral part of
                     these consolidated financial statements

                                        U.S. AUTOMOTIVE MANUFACTURING, INC.

                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)

                                                                                   Three Months Ended March 31,
                                                                              ------------------------------------
                                                                                 1999                     1998
                                                                              -----------              -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss                                                                      $  (234,466)             $  (974,240)

Adjustments to reconcile net loss
  to net cash provided by (used in) operating activities:
     Depreciation                                                                 263,820                  243,881
     Amortization                                                                 106,749                   79,749
     Provision for doubtful accounts                                                   --                  (11,603)
     Rollover of accrued interest into shareholder note                            90,000                       --
     Issuance of common stock in satisfaction of
       related party accounts payable                                              36,666                       --
     Increase (decrease) in:
          Accounts receivable                                                    (200,057)                 (70,817)
          Inventory                                                               508,442                  162,168
          Prepaid expenses and other                                             (137,592)                 (64,902)
     (Increase) decrease In:
          Accounts payable and accrued liabilities                                645,286                 (498,550)
                                                                              -----------              -----------

Total adjustments                                                               1,313,314                 (160,074)
                                                                              -----------              -----------
Net Cash provided by (used in) operating activities                             1,078,848               (1,134,314)

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                                                         (65,311)                (433,011)
                                                                              -----------              -----------

CASH FLOW FROM FINANCING ACTIVITIES

     Net (repayments) borrowings on lines of credit and notes payable            (907,930)                 902,820
                                                                              -----------              -----------

NET INCREASE (DECREASE) IN CASH                                                   105,607                 (664,505)

CASH-beginning of period                                                          338,641                1,001,843
                                                                              -----------              -----------
CASH-end of period                                                            $   444,248              $   337,338
                                                                              ===========              ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       U.S AUTOMOTIVE MANUFACTURING, INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 1999
                                   (Unaudited)

NOTE 1: BUSINESS OPERATIONS AND ORGANIZATION

     U.S. Automotive Manufacturing, Inc., a Delaware corporation incorporated on January 16, 1992, together with its wholly-owned subsidiaries Quality Automotive Company and U.S. Automotive Friction, Inc. (collectively, the "Company") is engaged in the manufacture, assembly and distribution of new and rebuilt automotive friction products. The Company maintains manufacturing and warehouse/distribution facilities in Tappahannock, Virginia and Sanford, Florida (the "Facilities"), which Facilities are either owned or leased by the Company or inactive subsidiaries.

     The  Company  manufactures  a full line of  automotive  friction  products, including brake lining, integrally molded and riveted brake pads and remanufactured brake shoes. The Company markets various grades of friction brake lining, using asbestos, non asbestos organic and semi-metallic formulas, suitable for use by the automotive and light truck after-markets. The Company's products are marketed under the Brakes Worth Stopping For,(R) Silent Solution,(R) Max Life,(R) Dual Friction,(TM) Ultra Brake,(TM) Gold Max,(TM) and Quality Automotive(TM) tradenames and various private label packaging. In 1998, the Company's products were also sold under the Roinco,(TM) tradename.

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

NOTE 2: UNAUDITED INTERIM STATEMENTS

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10 - QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

NOTE 3: REVERSE SPLIT

     On February 5, 1999, the Company's Board of Directors approved a 1-for-15 reverse stock split with respect to the Company's common stock. All share and per share information contained in these financial statements have been retroactively adjusted to give effect to the reverse stock split.

NOTE 4: INVENTORY

     Major inventory components were as follows:

                                March 31, 1999         December 31, 1998
                                --------------         -----------------
Raw materials                     $3,278,101              $4,131,240
Work in Progress                      70,670                 107,133
Finished goods                     5,563,357               5,182,197
                                   ---------               ---------
                                  $8,912,128              $9,420,570
                                   =========               =========

NOTE 5: DEBT

Private Placement

     The Company obtained additional financing during the first quarter of 1998 through the private placement of debt and equity instruments on February 27, 1998 to a director and an affiliate of another director of the Company, respectively (the "February 1998 Offering"). The sale was made pursuant to a private placement consisting of (i) two (2) unsecured non-negotiable promissory notes in the aggregate principal amount of $400,000, bearing interest at the rate of 10.5% per annum and a maturity date of February 28, 1999 (the "Notes"), and (ii) warrants to purchase up to an aggregate of 6,666 shares of the Common Stock, maturing in February 2003, at a conversion price equal to $30.00 per share subject to adjustment in certain conditions. The net proceeds to the Company were approximately $370,000. The warrants are redeemable by the Company, upon notice of not less than 30 days at a price of $0.75 per warrant, provided that the closing bid quotation of the Common Stock on all 20 trading days ending on the third day prior to the day of which the Company gives notice of redemption has been at least 150% of the then effective exercise price of the warrants. The holders of the Warrants shall have the right to exercise them until the close of business on the date fixed for redemption. The exercise price and number of shares of Common Stock or other securities issuable on exercise of the warrants are subject to adjustment in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation of the Company. The outstanding principal balance, together with accrued interest, under the Notes was fully repaid by the Company on or prior to the February 28, 1999 maturity date.

Convertible Debentures

     In June 1998, the Company obtained additional financing through the sale of 8% redeemable convertible debentures (each a "Reg S Debenture"), in the aggregate principal amount of $2,250,000, pursuant to Regulation S under the Securities Act of 1933, as amended (the "Act") (the "Reg S Offering"). The Reg S Debentures represent unsecured obligations of the Company and must be converted into shares (the "Conversion Shares") of the Company's Common Stock at maturity date (December 31, 2000) unless they have been converted earlier, at the option of the holder. The conversion price of the Reg S Debentures will be equal to 80% of the average closing bid price of the shares of Common Stock as quoted on the Nasdaq SmallCap Market for the five (5) trading days immediately preceding the date of conversion. Notwithstanding the foregoing, the Company is not obligated to issue more than 209,660 Conversion Shares (the "Maximum Conversion Share Allotment"). The Company also agreed, at its expense, to (x) file with the Securities and Exchange Commission ("SEC") on or before August 29, 1998, a registration statement covering the issuance by the Company of the Conversion Shares and (y) use its reasonable best efforts to cause such registration statement to be declared effective under the Act as soon as possible thereafter. As at March 31, 1999, the Company has yet to file a registration statement; it is anticipated that the Company will file such registration statement during the second quarter of 1999.

     The Reg S Debentures provided for initial interest rate of 8% per annum (subject to increase under certain circumstances), payable upon conversion or redemption of the Reg S Debentures, in cash or shares of Common Stock, at the option of the Company. The interest rate increased to 20% per annum for the period commencing January 1, 1999 as a result of the underlying Conversion Shares having not been covered by such date by an effective registration statement filed with the SEC. It is not expected that the Conversion Shares will be able to be registered with the SEC before June 30, 1999. At such time as the underlying shares are registered or tradable, without regard to registration, the interest rate shall revert to the 8% per annum. Further, if upon conversion of the Reg S Debentures the Company would otherwise issue shares of Common Stock in excess of the Maximum Conversion Share Allotment, the interest rate on the Reg S Debentures will, effective as of the issuance of the Maximum Conversion Share Allotment, increase to 25% per annum with respect to the unconverted Reg S Debentures. The Company has agreed that if it has not either retired the remaining Reg S Debentures with accrued but unpaid interest within ten (10) days of the issuance of the Maximum Conversion Share Allotment or issued a proxy statement soliciting stockholder authorization to issue additional shares in lieu of such cash redemption of the remaining Reg S Debentures, the Company would pay a penalty equal to the difference between the interest rate paid since inception of the Reg S Debentures and 25% on those Reg S Debentures which remain outstanding after the issuance of the Maximum Share Allotment. Such penalty shall not be applicable if the Company issues the proxy statement referred to above.

NOTE 6: STOCKHOLDERS' EQUITY

     On March 31, 1999, the Company issued to two directors of the Company 11,759 and 22,734 shares of the Company's Common Stock, in exchange for accrued but unpaid obligations owing by the Company to such individuals and/or their affiliates.

     On March 31, 1999, the Company granted to executive officers and key employees of the Company options pursuant to the Company's 1992 and 1998 Stock Option Plan, as follows:

     (i) The Company granted to two executive officers of the Company ten-year options pursuant to the 1992 Stock Option Plan to purchase up to 1,800 shares each of the Company's Common Stock, at an exercise price of $1.063 (the closing sales price for the Common Stock on March 31, 1999). Such options vested immediately;

     (ii) The Company granted to a key employee of the Company ten-year options pursuant to the 1992 Stock Option Plan to purchase up to 307 shares of the Company's Common Stock, at an exercise price of $1.063 (the closing sales price for the Common Stock on March 31, 1999). Such options shall vest in equal quarterly installments over the course of four (4) years from the date of granting; and

     (iii)The Company granted to certain key employees of the Company options pursuant to the Company's 1998 Stock Option Plan to purchase up to an aggregate of 29,000 shares of the Company's Common Stock, at an exercise price (the closing sales price for the Common Stock at March 31, 1999) of $1.063. Such options shall vest in equal quarterly installments over the course of four (4) years from the date of granting.

     In addition, on March 31, 1999, the Company re-priced all outstanding options under the 1992 Stock Option Plan, exercisable to purchase up to an aggregate of 93 shares of the Company's Common Stock, to $1.063 per share (the closing sales price of the Company's Common Stock reported by the Nasdaq SmallCap Market as of the close of business on March 31, 1999).


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The  Private  Securities  Litigation  Reform  Act of 1995  provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. Such factors include, among others, the following: the Company's recent losses, the Company's need to obtain additional financing and the ability to obtain such financing, outstanding indebtedness, the ability to hire and retain key personnel; successful completion and integration of prior and any future acquisitions; relationships with and dependence on third-party equipment manufacturers and suppliers; uncertainties relating to business and economic conditions in markets in which the Company operates; uncertainties relating to government and regulatory policies and other political risks; uncertainties relating to customer plans and commitments; cost of and availability of component materials and inventories; effect of governmental export and import policies; the highly competitive environment in which the Company operates; potential entry of new, well-capitalized competitors into the Company's markets; uncertainty with respect to the Year 2000 effect on the Company and its many suppliers and customers; and the uncertainty regarding the Company's continued ability, through sales growth, to absorb the increasing costs incurred and expected to be incurred in connection with its business activities. The words "believe",

"expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

General

     During the three months ended March 31, 1999, the Company doubled its revenues while reducing its loss by approximately seventy-five percent (75%) when compared to the year ended December 31, 1998. Management currently expects the trend of improvement to continue and anticipates that the Company will be profitable in the second quarter of 1999 and for the fiscal year, as a whole. Based on new and expanded business relationships, the Company expects revenues for fiscal year 1999 to exceed $35,000,000. The Company's ability to achieve profitability; however, is dependent upon many factors including, but not limited to, the realization of anticipated sales, the absence of any material increases in costs of goods sold from current levels and the ability to obtain sufficient financing upon expiration of the Company's current credit facility with LaSalle Business Credit, Inc. There can be no assurance that the foregoing or other factors will not prevent the Company from achieving these expectations.

Results of Operations

Comparison of Three Months Ended March 31, 1999 to Three Months Ended March 31, 1998

     Net Sales. Net sales for the three months ended March 31, 1999 were $7,320,955 as compared to net sales of $3,419,873 for the three months ended March 31, 1998. The increase of $3,901,082 or 114% resulted from sales to new customers.

     Gross Profit. For the three months ended March 31, 1999, the Company had a gross profit of $2,015,821 compared to a gross profit of $766,546 for the three months ended March 31, 1998. The increase in gross profit was attributed to a 114% increase in sales offset in part, by an increase in the overall cost of sales of only 100% as a result of economies of scale realized in connection with such increased sales. Cost of sales for the three months ended March 31, 1999 was $5,305,134 as compared to $2,653,327 for the three months ended March 31, 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 1999 were $1,752,166 as compared to $1,492,829 for the three months ended March 31, 1998, representing an increase of 17.4%. The increase was the result of an increase of $250,811 (47%) in selling and distribution costs and an increase of $8,526 in general and administrative expenses.

     Interest Expense. Interest expense increased by $250,164 from $247,957 in the first quarter of 1998 to $498,121 in the first quarter of 1999. This increase was attributable to increased borrowing necessitated by the doubling of sales and the increased rate of interest under existing borrowing.

     Net Income (Loss). The net loss in the first quarter of 1999 was ($234,466) or ($.22) per share based on 1,048,656 weighted average common and common equivalent shares outstanding compared to a net loss of ($974,240) or ($.93) per share in the first quarter of 1998 based on 1,048,273 weighted average common and common equivalent shares outstanding. The decrease in net loss of $739,774 was primarily the result of the economies of scale realized through the material increase in sales offset by increased interest expense resulting from increased borrowing.

Liquidity and Capital Resources

     During the three months ended March 31, 1999, the Company financed its operations primarily through borrowings under its lending facilities and cash generated by operations.

     At March 31, 1999, the Company had consolidated cash totaling $444,248 and working capital of $454,497. At December 31, 1998, the Company had consolidated cash totaling $338,641 and working capital of $1,712,185. This decrease in working capital was due primarily to the Company's revolving lines of credit maturing in less than one year from the quarter ended March 31, 1999.

     In February 1999, the Company paid in full the outstanding principal balance under the promissory notes, together with accrued interest thereon, previously executed by the Company pursuant to the February 1998 Offering,

     The principal source of capital for the Company's operations is the line of credit (the "Credit Facility") between Quality and LaSalle Business Credit, Inc. ("LaSalle"), which Credit Facility matures on July 31, 1999. The Credit Facility consists of the following:

     (i) a secured revolving credit facility of up to $10 million. Advances are made by formula based on the Company's accounts receivable and inventory. At March 31, 1999, the revolving credit had approximately $5.9 million of a possible $7.5 million outstanding. Interest is calculated at the prime rate plus 2% (9.75% at March 31, 1999)

     (ii) a secured loan covering machinery equipment, property and plant having an original loan amount of approximately $3,500,000 of which $1,232,000 was outstanding at March 31, 1999. Monthly installments of $20,800 are due until maturity, at which time any balance owing is due. Interest is calculated at the prime rate plus 2% (9.75% at March 31, 1999)

     (iii)a secured loan covering machinery and equipment put into service under a capital expenditure facility of 1995. The original amount outstanding was approximately $1,000,000. At March 31, 1999, the balance outstanding was approximately $225,000. The loan calls for monthly payments of $25,000 with any balance being due at the maturity date. Interest is calculated at the prime rate plus 2% (9.75% at March 31, 1999).

     Quality's obligation to pay the principal of, interest on, premium, if any, and all other amounts payable on account of the Credit Facility is secured by substantially all of the assets of Quality as well as the pledge of all of the Company's ownership interest in Quality. Upon the occurrence of an event of default specified in the Credit Facility (including failure to satisfy certain financial covenants), the maturity of the outstanding principal amounts of the revolving credit loans and the equipment loans may be accelerated by LaSalle who may also foreclose on the secured assets of Quality. The Company was and continues to be in noncompliance with certain financial covenants under the Credit Facility. Such noncompliance has been continuing since the Merger. Until such time that Quality is no longer in non-compliance with the financial covenants contained in the Credit Facility or the Credit Facility is amended in a manner to cure such non-compliance, LaSalle may be able to accelerate the maturity date of the Credit Facility. Management believes that should it become necessary or advisable to change its borrowing relationship, there are a number of financial institutions willing to provide necessary financing to the Company.

     The Credit Facility had an initial maturity date of March 31, 1999. In the fourth quarter of 1998, Quality and LaSalle agreed not to automatically extend the maturity of the Credit Facility. The Company's business has approximately doubled over the past twelve months and a continuation of the Credit Facility in its existing form was not deemed prudent by the Company's management. In the interim, by the Fifth Amendment to the Credit Facility dated February 26, 1999, LaSalle (i) increased the amount of the revolving credit under the Credit Facility from $7,500,000 to $10,000,000, (ii) increased the sub-limit of advances on inventory from $4 million to $4.5 million, (iii) re-advanced up to $1,000,000 based on its existing security interests in the fixed assets of Quality, and (iv) granted an interim extension of the maturity date to July 31,1999, to allow the Company to negotiate expanded new facilities.

     The Company has discussed with LaSalle (and several other financial institutions) its forecasted need for new financing arrangements. Although there can be no assurance that new financing arrangements will be procured or that any such arrangements will be adequate to finance the Company's forecasted needs, management believes that such new financing will be sufficient to meet the Company's on-going financing needs and will be obtained prior to the expiration of its current financing facilities. An inability to refinance the Company beyond the scheduled maturity date of July 31, 1999, however, would have a material adverse impact on the Company's ability to continue its business operations.

     In addition to the Credit Facility, up to $2.0 million was made available to the Company under a revolving credit agreement (the "USAM Revolving Loan") entered into on March 31, 1998. At May 14, 1999, an aggregate of $1.4 million had been advanced to the Company under such USAM Revolving Loan. Under the terms of the USAM Revolving Loan, the Lender is not obligated to advance the Company more than $1 million at any time during the term of the loan. Advances pursuant to the USAM Revolving Loan bear interest at the rate of 11% per annum and are to be repaid by the Company, together with accrued interest thereon, at the expiration of 2 years from the date of the initial advance, unless earlier prepaid, at the option of the Company. The USAM Revolving Loan is secured by a general security interest in the assets of the Company as well as a first security interest in and to the Company's Florida production facility. Under the terms of the USAM Revolving Loan, the Company agreed to grant to the lender five year warrants to purchase up to an aggregate of 28,000 shares of the Company's Common Stock, as follows: (i) five year warrants to purchase up to 7,000 shares of the Company's Common Stock, exercisable after March 31, 1999, granted in March 1998; (ii) five year warrants to purchase an additional 7,000 shares of the Company's Common Stock, exercisable after March 31, 1999, granted in September 1998, so long as that funds having been advanced under the USAM Revolving Loan remained outstanding; and (iii) additional warrants to purchase up to an aggregate of 14,000 additional shares of the Company's Common Stock in the event that funds advanced under the USAM Revolving Loan remain outstanding, commencing March 31, 1999 and continuing at each three (3) month anniversary thereafter until December 31, 1999, to grant to the lender at each such three month anniversary five year warrants for the purchase of 3,500 additional shares of the Company's Common Stock, exercisable at the time of such granting. Prepayment by the Company results in a reduction of the total aggregate warrants to be granted by the Company. Such warrants shall generally be exercisable any time after March 31, 1999 at an exercise price equal to eighty percent (80%) of the average closing sales price for the Common Stock for the twenty (20) trading days preceding March 31, 1999 or the granting date whichever is later. The Company has agreed to grant the lender or its assigns "piggyback" registration rights with respect to the shares underlying such warrants.

Impact of the Year 2000

     In 1997, as part of a general improvement to Company reporting, a new manufacturing and financial software package was purchased. As part of that general upgrade, the Company moved from an IBM36 to an IBM AS400. The new system, which fully contemplates the computer related problems with the new millennium, continues to be in the final stages of testing in the Tappahannock, Virginia facility. The Company's new system accommodates remote locations and the Sanford, Florida facility is expected to be operational during the third quarter of 1999.

     The Company, in assessing the readiness of third party suppliers and customers, has concentrated on alternative back-up procedures to minimize or eliminate any adverse effect on the Company's business in the event customers or suppliers systems have a Year 2000 problem. As at March 31, 1999, the Company believes it has set sufficient back-up systems in place to insulate its business from a Year 2000 problem. Nevertheless, although the Company does not expect significant costs or disruptions in operations from its customers' and suppliers' inability to achieve Year 2000 compliance, the Company can not guaranty customer or supplier performance. Accordingly, it cannot predict what effect noncompliance might have. While the Company has a substantial investment in the new computer and software, such costs were incurred as part of a general system upgrade and not in response to a potential Year 2000 problem. The Company estimates that costs incurred in investigating and correcting any potential Year 2000 problem have been and will continue to be immaterial.

                                     PART II
                                OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     On August 21, 1998, an eight count complaint, entitled Al Dulisse, Bernard Bard, Michael Scicchitano and Barry Schwartz vs. U.S. Automotive Manufacturing, Inc., f/k/a R.T. Industries, Inc., a Delaware corporation (Case No. 98-007490
AN), was filed in the Circuit Court of the Fifteenth Judicial Circuit of Florida, in and for Palm Beach County (the "Complaint"). The Complaint alleges that the Company failed to recognize stock options purportedly exercised by each plaintiff under alleged stock option agreements with the Company's predecessor, R.T. Industries, Inc. The Complaint contained a breach of contract claim and unpaid-wages claim for each of the four plaintiffs; however on November 23, 1998, the Court entered an Order dismissing with prejudice all of the unpaid-wages claim. Accordingly, the action is proceeding solely on the breach of contract claims.

     Various other legal proceedings and claims have been or may be from time to time asserted against the Company in the ordinary course of its business. Management believes that it has meritorious defenses and will vigorously defend itself with respect to all existing proceedings or claims. Any costs or damages that management estimates may be paid as a result of these proceedings or claims are accrued when the liability, if any, is considered probable and the amount can be reasonably estimated. Although the ultimate disposition of proceedings and claims currently pending is not presently determinable, management believes that, after consultation with counsel, the likelihood that material costs or damages will be incurred by the Company as a result of any pending proceedings is remote.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 31, 1999, the Company granted five year warrants exercisable to purchase up to 3,500 shares of its Common Stock pursuant to the terms of the USAM Revolving Loan. Such warrants are exercisable immediately at an exercise price of $1.43 (eighty percent (80%) of the average closing sales price for the Common Stock for the twenty (20) trading days preceding March 31, 1999). Under the terms of the USAM Revolving Loan, the Company could, under certain circumstances, be required to grant additional warrants, exercisable to purchase up to an aggregate of 10,500 additional shares of the Company's Common Stock, provided monies advanced pursuant to such USAM Revolving Loan are outstanding at the time of such grants. At May 12, 1999, warrants exercisable to purchase up to an aggregate of 17,500 shares of the Company's Common Stock had been granted pursuant to the USAM Revolving Loan.

     On March 31, 1999, the Company granted to executive officers and key employees of the Company options pursuant to the Company's 1992 and 1998 Stock Option Plan, as follows:

     (i) The Company granted to two executive officers of the Company ten-year options pursuant to the 1992 Stock Option Plan to purchase up to 1,800 shares each of the Company's Common Stock, at an exercise price of $1.063 (the closing sales price for the Common Stock on March 31, 1999). Such options vested immediately;

     (ii) The Company granted to a key employee of the Company ten-year options pursuant to the 1992 Stock Option Plan to purchase up to 307 shares of the Company's Common Stock, at an exercise price of $1.063 (the closing sales price for the Common Stock on March 31, 1999). Such options shall vest in equal quarterly installments over the course of four (4) years from the date of granting; and

    (iii) The Company granted to certain key employees of the Company options pursuant to the Company's 1998 Stock Option Plan to purchase up to an aggregate of 29,000 shares of the Company's Common Stock, at an exercise price (the closing sales price for the Common Stock at March 31, 1999) of $1.063. Such options shall vest in equal quarterly installments over the course of four (4) years from the date of granting.

     In connection with the above  referenced  issuances,  the Company relied on
Section 4(2) under the Securities Act of 1933 as transactions by an issuer not involving any public offering.

     In addition, on March 31, 1999, the Company re-priced all outstanding options under the 1992 Stock Option Plan, exercisable to purchase up to an aggregate of 93 shares of the Company's Common Stock, to $1.063 per share (the closing sales price of the Company's Common Stock reported by the Nasdaq SmallCap Market as of the close of business on March 31, 1999).

     At January 1, 1999, the interest rate of the Reg S Debentures was increased to 20% per annum (from 8% per annum) until such time as the underlying Conversion Shares are covered by an effective registration statement filed with the SEC or the Company redeems the same. It is not expected that the Conversion Shares will be able to be registered with the SEC before June 30, 1999. At such time as the underlying Conversion Shares are tradable, without regard to registration, the interest rate shall revert to the 8% per annum.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a special meeting of the stockholders held February 5, 1999, the Company's stockholders authorized a 1 for 15 reverse split of the Company's issued and outstanding common stock, which was effected on February 11, 1999.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3(i).1 Certificate of Amendment of the Company's Certificate of Incorporation, dated February 11, 1999

          27      Financial Data Schedule

     (b)  Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 1999

                                             U.S. AUTOMOTIVE MANUFACTURING, INC.



                                             By: /s/ John W. Kohut
                                                 -------------------------------
                                                 John W. Kohut,
                                                 Chairman of the Board
                                                 and principal financial officer