Form 10QSB/A
period 1999-03-31
US AUTOMOTIVE MANUFACTURING INC
filed 1999-05-17
CIK 886113

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
================================================================================


                                  FORM 10-QSB/A
                               (Amendment No. 1)


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

Item 2.  Changes in Securities and Use of Proceeds........................ 12

Item 4.  Submission of Matters to a Vote of Security Holders.............. 13

Item 6.  Exhibits and Reports on Form 8-K................................. 13

SIGNATURES................................................................ 14

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                           Consolidated Balance Sheets
                                 March 31, 1999

ASSETS
                                                               March 31, 1999    December 31, 1998
                                                               --------------    -----------------
                                                                (unaudited)
Current Assets:
        Cash                                                     $    444,248        $    338,641
        Accounts receivable (net of allowance for doubtful
          accounts of approximately $127,319)                       5,243,373           5,043,316
        Inventories                                                 8,912,128           9,420,570
        Prepaid expenses, and other                                   153,670              16,078
                                                                 ------------        ------------
        Total Current Assets                                       14,753,419          14,818,605

Property, plant and equipment (net of accumulated
        depreciation of $1,863,638 and $1,599,818,
        respectively)                                              10,863,575          11,062,084
Deferred financing costs                                              189,000             216,000
Goodwill, net                                                       5,874,920           5,954,669
                                                                 ------------        ------------
TOTAL ASSETS                                                     $ 31,680,914        $ 32,051,358
                                                                 ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Line of credit                                              8,824,122           7,691,370
        Current Portion of long-term debt                             107,627             693,163
        Accounts payable                                            4,372,617           3,965,184
        Accrued liabilities                                           994,556             756,703
                                                                 ------------        ------------
                  Total Current Liabilities                        14,298,922          13,106,420

Long-term debt, less current portion                                  147,262             552,408
Redeemable convertible debentures                                   2,250,000           2,250,000
Line of Credit                                                             --           1,050,000
Notes payable to shareholders                                       5,070,000           4,980,000
                                                                 ------------        ------------
                  Total Liabilities                                21,766,184          21,938,828
                                                                 ------------        ------------


Stockholders' Equity:
Issued & outstanding capital stock $.001 par value                      1,082               1,048
Additional paid-in capital                                         38,936,854          38,900,222
Accumulated deficit                                               (29,023,206)        (28,788,740)
                                                                 ------------        ------------
                  Total stockholders' equity                        9,914,730          10,112,530
                                                                 ------------        ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $ 31,680,914        $ 32,051,358
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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


          3(i).1 Certificate of Amendment of the Company's Certificate of Incorporation, dated February 11, 1999*


          27      Financial Data Schedule

     (b)  Form 8-K

          None.


----------
*    Previously filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 17, 1999

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