Form 10KSB/A
period 1998-12-31
US AUTOMOTIVE MANUFACTURING INC
filed 1999-06-14
CIK 886113

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                (Amendment No. 1)


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

David Love has been a director of the Company since July 1996. He has served as Chairman of the Audit Committee since August 1997. For more than the past five plus years, Mr. Love has been a practicing independent Certified Public Accountant and attorney in the greater Boston area. In addition, Mr. Love is a practicing arbitrator and mediator. From April 1995 to September 1998, Mr. Love served as the Chief Financial Officer of Quality

Microwave, Inc., a private corporation located in Wilmington, MA.

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


ITEM 10.  Executive Compensation

     The following table sets forth for the fiscal years ended December 31, 1998, 1997 and 1996 the compensation of the Company's Chief Executive Officer and any executive officer of the Company, other than the Chief Executive Officer, whose aggregate salary and bonus exceeded $100,000 for the fiscal year ended December 31, 1998 (the "Named Executives"):

                                             SUMMARY COMPENSATION TABLE

                                                                  Annual Compensation               Long-Term Compensation
                                                                  -------------------               ----------------------
                                                                                                 Securities
                          Principal                Fiscal                                        Underlying        All Other
     Name                 Position                  Year         Salary ($)       Bonus ($)      Options(#)       Compensation
     ----                 --------                  ----         ----------       ---------     ------------      ------------
Martin Chevalier     President and Chief            1998         $225,000                0         6,666           21,900.50
                     Executive Officer              1997         $ 75,000(1)             0             0           N/A
John K. Kenney       Treasurer, Secretary (2)       1998         $ 27,500(3)             0             0           N/A
                                                    1997         $110,000         $ 36,000             0           N/A
                                                    1996         $110,000         $ 18,000             0           N/A

----------

     (1) Based on four months employment at an annual rate of $225,000. Mr. Chevalier was employed by the Company effective August 29, 1997, following the Merger.

     (2) Mr. Kenney served as President and Chief Executive Officer of the Company from mid-October, 1995, until September 2, 1997, at which time he was employed by the Company as Treasurer and Secretary. Mr. Kenney resigned from his position as Treasurer and Secretary, effective March 27, 1998.

     (3)  Based on three months employment at an annual rate of $110,000.



     The following table sets forth information concerning stock options granted in the year ended December 31, 1998 to the Named Executives:

              Option Grants in Fiscal Year Ended December 31, 1998

                                      Individual Grants
                           -------------------------------------
                           Number of
                           Securities           Percent of Total
                           Underlying           Options Granted           Exercise
                           Options              to Employees in           Price            Expiration
Name                       Granted (#)          Fiscal Year(%)            ($/Sh)              Date
----                       -----------          --------------            ------              ----

Martin Chevalier........    6,666(1)                 100%                  14.53            7/8/2002


     (1)  Represent options granted under the Company's 1998 Stock Option Plan.

     The following table sets forth information concerning the value of options exercised during the year ended December 31, 1998 and the value of unexercised stock options held by the Named Executives as of December 31, 1998:

                 Aggregated Option Exercises and Year End Values

                                                                 Number of Securities
                                                                      Underlying                         Value of Unexercised
                                                                  Unexercised Options                    In-the-Money Options
                                                               at December 31, 1998 (#)               at December 31, 1998 ($)*
                                                            -----------------------------       ---------------------------------

                              Shares           Value
                            Acquired on      Realized
Name                       Exercise (#)         ($)         Exercisable     Unexercisable       Exercisable        Unexercisable
----                       ------------         ---         -----------     -------------       -----------        -------------
Martin Chevalier                 0               0            1,666(1)         5,000(1)              --                  --



__________
* Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year-end market value of the Common Stock, which was $2.345 on December 31, 1998.

     (1)  Represent options granted under the Company's 1998 Stock Option Plan.



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

     On July 8, 1998, the Company granted to the four members of the Board of Directors options to purchase an aggregate of 20,333 shares of Common Stock under the Company's 1998 Stock Option Plan. Messrs. Kohut and Chevalier each were granted options to purchase 6,666 shares of Common Stock and Messrs. Sherman and Love were granted options to purchase 4,666 and 2,333 shares of Common Stock, respectively. The options have an exercise price of $14,53 per share and cashless exercise provisions. The options vest and are exercisable in equal installments over a four(4) year period commencing on the grant date.

     In addition to his director fees, Mr. Love received during fiscal 1998 an additional sum of approximately $7,333 for serving as Chairman of the Audit Committee. Such fee was discontinued, effective September 1, 1998.

     During fiscal 1998, Mr. Kohut received a sum of $180,000 based upon distributions made by the Company to RamKo, pursuant to the Company's consulting agreement with RamKo. During fiscal 1997, Mr. Kohut received a sum of $60,000 based upon distributions to RamKo by the Company, pursuant to the consulting agreement, pro-rated over 4 months.

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


(*)  Previously filed on Form 10-KSB for the fiscal year ended December 31, 1998

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

                                    U.S. Automotive Manufacturing, Inc.


June 8, 1999                        By: /s/ JOHN W. KOHUT
                                       --------------------------------------
                                       John W. Kohut, Chairman of
                                       the Board and principal financial officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                                                              DATED
---------                                                              -----


/s/ John W. Kohut
--------------------------------------------                      June 14, 1999
JOHN W. KOHUT
director, Chairman of the Board, (principal
financial officer)

/s/ Martin Chevalier
--------------------------------------------                      June 14, 1999
MARTIN CHEVALIER
Chief Executive Officer, President, Director
(principal executive officer)

/s/ Mandel Sherman
--------------------------------------------                      June 14, 1999
MANDEL SHERMAN
Director

/s/ David Love
--------------------------------------------                      June 14, 1999
DAVID LOVE
Director

/s/ Karen Connery
--------------------------------------------                      June 14, 1999
KAREN CONNERY
(principal accounting officer)