Form 10QSB
period 1999-06-30
US AUTOMOTIVE MANUFACTURING INC
filed 1999-08-13
CIK 886113

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

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

     Yes |X| No |_|

As of August 14, 1999, the Issuer had 1,088,320 shares outstanding of its common stock, $.001 par value.

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION..............................................   3

Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets at June 30, 1999
                   (unaudited) and December 31, 1998........................   3

              Consolidated Statements of Operations (unaudited) for the
                   three months ended June 30, 1999 and June 30, 1998.......   4

              Consolidated Statements of Operations (unaudited) for the
                   six months ended June 30, 1999 and June 30, 1998.........   5

              Consolidated Statements of Cash Flows (unaudited) for
                   the six months ended June 30, 1999 and June 30, 1998.....   6

              Notes to Consolidated Financial Statements....................   7

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................  11

PART II. OTHER INFORMATION..................................................  15

Item 1.  Legal Proceedings..................................................  15

Item 2.  Changes in Securities and Use of Proceeds..........................  15

Item 6.  Exhibits and Reports on Form 8-K...................................  17

SIGNATURES..................................................................  17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       U.S. AUTOMOTIVE MANUFACTURING, INC.
                           Consolidated Balance Sheets

                                                            June 30, 1999  December 31, 1998
                                                            -------------  -----------------
                                                             (unaudited)
ASSETS
Current Assets:
        Cash .............................................   $    327,552    $    338,641
        Accounts Receivable (net of allowance for doubtful
          accounts of $87,272 and $195,431, respectively)       5,853,896       5,043,316
        Inventories ......................................     10,223,716       9,420,570
        Prepaid Expense and other ........................        176,728          16,078
                                                             ------------    ------------
        Total Current Assets .............................     16,581,892      14,818,605
Property, plant and equipment (net of accumulated
        depreciation of $2,144,307 and $1,599,818,
        respectively) ....................................     11,067,845      11,062,084
Deferred financing costs .................................        162,000         216,000
Goodwill, net ............................................      5,795,171       5,954,669
                                                             ------------    ------------
TOTAL ASSETS .............................................   $ 33,606,908    $ 32,051,358
                                                             ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Line of credit ...................................   $    293,000    $  7,691,370
        Current portion of long-term debt ................         50,982         693,163
        Accounts payable .................................      4,414,444       3,965,184
        Accrued liabilities ..............................      1,226,230         756,703
                                                             ------------    ------------
                  Total Current Liabilities ..............      5,984,656      13,106,420

Long-term debt, less current portion .....................        137,737         552,408
Redeemable convertible debentures ........................      2,250,000       2,250,000
Line of Credit                                                  9,994,994       1,050,000
Notes payable to shareholders ............................      5,160,000       4,980,000
                                                             ------------    ------------
                  Total Liabilities ......................     23,527,387      21,938,828
                                                             ------------    ------------
Stockholders' Equity:
Issued & outstanding capital stock $.001 par value .......          1,088           1,048
Additional paid-in capital ...............................     38,949,348      38,900,222
Accumulated deficit ......................................    (28,870,915)    (28,788,740)
                                                             ------------    ------------
                  Total Stockholders' Equity .............     10,079,521      10,112,530
                                                             ------------    ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .................   $ 33,606,908    $ 32,051,358
                                                             ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           U.S. AUTOMOTIVE MANUFACTURING, INC.

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                    Three Months Ended June 30,
                                                   -----------------------------
                                                       1999             1998
                                                   -----------      -----------
Net Sales ....................................     $ 8,043,361      $ 5,937,296
Cost of Goods Sold ...........................       5,914,957        4,528,545
                                                   -----------      -----------
Gross Profit .................................       2,128,404        1,408,751
                                                   -----------      -----------
Operating Expenses:
    Selling and delivery .....................         751,844          799,378
    General and administrative ...............         708,389          945,066
                                                   -----------      -----------
    Total Operating Expenses .................       1,460,233        1,744,444
                                                   -----------      -----------
Operating income (loss) ......................         668,171         (335,693)
Interest expense .............................        (515,880)        (303,146)
                                                   -----------      -----------
Net Income/(Loss) ............................     $   152,291      $  (638,839)
                                                   ===========      ===========
Net Income/(Loss) per share, basic and diluted     $      0.14      $     (0.61)
                                                   ===========      ===========
Weighted average shares outstanding ..........       1,082,827        1,048,273
                                                   ===========      ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                    Six Months Ended June 30,
                                                 ------------------------------
                                                     1999               1998
                                                 ------------      ------------
Net Sales ..................................     $ 15,364,316      $  9,357,169
Cost of Goods Sold .........................       11,220,091         7,181,872
                                                 ------------      ------------
Gross Profit ...............................        4,144,225         2,175,297
                                                 ------------      ------------
Operating Expenses:
    Selling and delivery ...................        1,534,659         1,331,382
    General and administrative .............        1,677,740         1,905,891
                                                 ------------      ------------
Total Operating Expenses ...................        3,212,399         3,237,273
                                                 ------------      ------------
Operating income (loss) ....................          931,826        (1,061,976)
Interest expense ...........................       (1,014,001)         (551,103)
                                                 ------------      ------------
Net Loss ...................................     $    (82,175)     $ (1,613,079)
                                                 ============      ============
Net Loss per share, basic and diluted ......     $      (0.08)     $      (1.54)
                                                 ============      ============
Weighted average shares outstanding ........        1,065,836         1,048,273
                                                 ============      ============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                             Six Months Ended June 30,
                                                                            --------------------------
                                                                                1999           1998
                                                                            -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss ................................................................   $   (82,175)   $(1,613,079)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
        Depreciation ....................................................       544,489        273,845
        Amortization ....................................................       213,498        159,498
        Change in provision for doubtful accounts .......................      (108,159)       (30,712)
        Rollover of accrued interest ....................................       180,000             --
        Issuance of common stock in satisfaction of related party payables       49,166             --
        (Increase) Decrease In:
                  Accounts receivable ...................................      (702,421)    (1,320,547)
                  Inventory .............................................      (803,146)      (381,319)
                  Prepaid expenses and other ............................      (160,650)       246,949
        Increase (Decrease) In:
        Accounts payable and accrued liabilities ........................       918,787          8,209
                                                                            -----------    -----------
Total Adjustments .......................................................       131,564     (1,044,077)
                                                                            -----------    -----------
Net Cash provided by (used in) Operating Activities .....................        49,389     (2,657,156)
                                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures ....................................................      (550,250)      (560,280)
                                                                            -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES
Net borrowings on notes payable and debentures ..........................       489,772      4,426,763
                                                                            -----------    -----------

NET INCREASE (DECREASE) IN CASH .........................................       (11,089)     1,209,327

CASH-beginning of period ................................................       338,641      1,001,843
                                                                            -----------    -----------
CASH-end of period ......................................................   $   327,552    $ 2,211,170
                                                                            ===========    ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       U.S AUTOMOTIVE MANUFACTURING, INC.

                   Notes to Consolidated Financial Statements

                                  June 30, 1999

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

The Company manufactures a full line of friction automotive products, including brake lining, integrally molded and riveted brake pads and remanufactured brake shoes. The Company markets various grades of friction lining, asbestos, non asbestos organic and semi-metallic formulas, suitable for use by the automotive and light truck after-markets. The Company's products are marketed under the Brakes Worth Stopping For,(R) Silent Solution,(R) Gold Max,(R) Dual Friction,(TM) Ultra Brake,(TM) Max Life,(TM) and Quality Automotive(TM) tradenames and various private label packaging. In 1998, the Company's products were also sold under the Roinco,(TM) tradename.

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

NOTE 2: UNAUDITED INTERIM STATEMENTS

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

NOTE 3: REVERSE SPLIT

On February 5,1999, the Company's Board of Directors approved a 1-for-15 reverse split with respect to the Company's common stock. All share and per share information contained in these financial statements have been retroactively adjusted to give effect to the reverse stock split.

NOTE 4: INVENTORY

     Major inventory components were as follows:

                                         June 30, 1999       December 31, 1998

Raw materials ......................      $ 4,280,230           $ 4,131,240
Work in Progress ...................           55,166               107,133
Finished goods .....................        5,888,320             5,182,197
                                          -----------           -----------
                                          $10,223,716           $ 9,420,570
                                          -----------           -----------

NOTE 5: DEBT

Private Placement

     The Company obtained financing during the first quarter of 1998 through the private placement of debt and equity instruments on February 27,1998 to a director and an affiliate of another director of the Company, respectively (the February 1998 Offering). The sale was made pursuant to a private placement consisting of (i) two (2) unsecured non-negotiable promissory notes in the aggregate principal amount of $400,000, bearing interest at the rate of 10.5% per annum and a maturity date of February 28, 1999 (the "Notes" ) and (ii) warrants to purchase up to an aggregate of 6,666 shares of the Common Stock, maturing in February 2003, at a conversion price equal to $30.00 per share subject to adjustment in certain conditions. The net proceeds to the Company were approximately $370,000. The warrants are redeemable by the Company upon notice of not less than 30 days at a price of $0.75 per warrant, provided that the closing bid quotation of the Common Stock on all 20 trading days ending on the third day prior to the day of which the Company gives notice of redemption has been at least 150% of the then effective exercise price of the warrants. The exercise price and number of shares of Common Stock issuable on exercise of the warrants are subject to adjustment in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation of the Company. The outstanding principal balance, together with accrued interest, under the Notes was fully repaid by the Company on or prior to the February 28, 1999 maturity date.

Convertible Debentures

     In June 1998, the Company obtained additional financing through the sale of 8% redeemable convertible debentures (each a "Reg S Debenture"), in the aggregate principal amount of $2,250,000, pursuant to Regulation S ("Regulation S") under the Securities Act of 1933, as amended (the "Act") (the "Reg S Offering"). The Reg S Debentures represent unsecured obligations of the Company and must be converted into shares (the "Conversion Shares") of the Company's Common Stock at the maturity date (December 31, 2000) unless they have been converted earlier, at the option of the holder. The conversion price of the Debentures will be equal to 80% of the average closing bid price of the shares of Common Stock as quoted on the Nasdaq SmallCap Market for the five (5) trading days immediately preceding the date of conversion. Notwithstanding the foregoing, the Company is not obligated to issue more than 209,660 Conversion Shares (the "Maximum Conversion Share Allotment"). The Company also agreed, at its expense, to (x) file with the Securities and Exchange Commission ("SEC") on or before August 29, 1998, a registration statement covering the issuance by the Company of the Conversion Shares and (y) use its reasonable best efforts to cause such registration statement to be declared effective under the Act as soon as possible thereafter. As at June 30, 1999, the Company has yet to file a registration statement; it is anticipated that the Company will file such registration statement during the third quarter of 1999.

     The Reg S Debentures provided for initial interest of 8% per annum (subject to increase under certain circumstances), payable upon conversion or redemption of the Reg S Debentures, in cash or shares of Common Stock, at the option of the Company. The interest rate increased to 20% per annum for the period commencing January 1, 1999 as a result of the underlying Conversion Shares having not been covered by such date by an effective registration statement filed with the SEC. It is not expected that the Conversion Shares will be able to be registered with the SEC before September 30, 1999. At such time as the underlying shares are registered or tradable, without regard to registration, the rate shall revert to the 8% per annum. Further, if upon conversion of the Debentures the Company would otherwise issue shares of Common Stock in excess of the Maximum Conversion Share Allotment, the interest rate on the Debentures will, effective as of the issuance of the Maximum Conversion Share Allotment, increase to 25% per annum with respect to the unconverted Debentures. The Company has agreed that if it has not either retired the remaining Debentures with accrued but unpaid interest within ten (10) days of the issuance of the Maximum Conversion Share Allotment or issued a proxy statement soliciting stockholder authorization to issue additional shares in lieu of such cash redemption of the remaining Debentures, the Company would pay a penalty equal to the difference between the interest rate paid since inception and 25% on those Debentures which remain outstanding after the issuance of the Maximum Share Allotment. Such penalty shall not be applicable if the Company issues such proxy as contemplated.

NOTE 6: STOCKHOLDERS' EQUITY

     On March 31, 1999, the Company issued to two directors of the Company 11,759 and 22,734 shares of the Company's Common Stock, in exchange for accrued but unpaid obligations owing by the Company to such individuals and/or their affiliates.

     On March 31, 1999, the Company granted to executive officers and key employees of the Company options pursuant to the Company's 1992 and 1998 Stock Option Plans, as follows:

     (i) The Company granted to an executive officer of the Company ten-year options pursuant to the 1992 Stock Option Plan to purchase up to 1,800 shares of the Company's Common Stock, at an exercise price of $1.063 (the closing sales price for the Common Stock on March 31,1999). Such options vest immediately;

     (ii) The Company granted to an executive officer of the Company ten-year options pursuant to the 1998 Stock Option Plan to purchase up to 1,800 shares of the Company's Common Stock, at an exercise price of $1.063 (the closing sales price for the Common Stock on March 31, 1999). Such options vest immediately;

    (iii) The Company granted to a key employee of the Company ten-year options pursuant to the 1992 Stock Option Plan to purchase up to 307 shares of the Company's Common Stock, at a price of $1.063 (the closing sales price for the Common Stock on March 31,1999). Such options shall vest in equal quarterly installments over the course of four (4) years from the date of the option grant; and

     (iv) The Company granted to certain key employees of the Company options pursuant to the Company's 1998 Stock Option Plan to purchase up to an aggregate of 29,000 shares of the Company's Common Stock, at an exercise price of $1.063. (the closing sales price for the Common Stock at March 31, 1999). Such options shall vest in equal quarterly installments over the course of four (4) years from the date of the option grant.

     Options to purchase up to 2,000 shares of the Company's Common Stock , granted to a key employee pursuant to the 1998 Stock Option Plan, were cancelled prior to issuance during the quarter ended June 30, 1999.

     In addition, on March 31, 1999, the Company re-priced all outstanding options under the 1992 Stock Option Plan, exercisable to purchase up to an aggregate of 93 shares of the Company's Common Stock, to $1.063 per share (the closing sales price of the Company's Common Stock reported by the Nasdaq Small Cap Market as of the close of business on March 31, 1999).

     On June 9, 1999, the Company granted ten-year options to: (i) an executive officer of the Company, pursuant to the Company's 1992 Stock Option Plan, to purchase up to 1,800 shares of the Company's Common Stock; (ii) an executive officer of the Company, pursuant to the Company's 1998 Stock Option Plan, to purchase up to 1,800 shares of the Company's Common Stock and (iii) a key employee of the Company, pursuant to the Company's 1998 Stock Option Plan, to purchase up to 3,000 shares of the Company's Common Stock. All of such options are exercisable at an exercise price of $2.25 per share (the closing sales price for the Common Stock on June 30, 1999) and vest immediately.

     On June 9, 1999, the Company granted to two of its directors 2,777 shares of Common Stock each in lieu of owed and unpaid director's fees in the amount of $6,250 each, based on a conversion price (the closing sales price for the Common Stock on June 30, 1999) of $2.25 per share.

NOTE 7: SUBSEQUENT EVENT

     On August 9, 1999 the Company entered into a new $15 Million Senior Credit and Term Loan Agreement ("Senior Credit") with IBJ Whitehall, as Agent. Interest on amounts borrowed under the Senior Credit facility will be calculated, at the Company's option at 3/4 % above the base rate or 300 basis points over LIBOR . Substantially all of the Company's assets including the stock of the Company's principal subsidiaries are pledged as security for the Senior Credit facility. The loan agreement contains provisions which restrict the Company's ability to declare cash dividends and covenants include a fixed charge coverage ratio and a minimum net worth test. Proceeds from the initial funding of the Senior Credit facility were used to retire principal and accrued but unpaid interest on the LaSalle Credit Facility, the USAM Revolving Loan and the SBA's term loan. The Senior Credit Facility matures on June 30, 2002. Accordingly, certain amounts retired with the initial funding are classified as long-term indebtedness as of June 30, 1999.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's recent losses; the Company's outstanding indebtedness; the ability to hire and retain key personnel; successful completion and integration of prior and any future acquisitions; relationships with and dependence on third-party equipment manufacturers and suppliers; uncertainties relating to business and economic conditions in markets in which the Company operates; uncertainties relating to government and regulatory policies and other political risks; uncertainties relating to customer plans and commitments, the ability of critical third parties to be Year 2000 compliant; cost of and availability of component materials and inventories; effect of governmental export and import policies; the highly competitive environment in which the Company operates; potential entry of new, well-capitalized competitors into the Company's markets; and the uncertainty regarding the Company's continued ability, through sales growth, to absorb the increasing costs incurred and expected to be incurred in connection with its business activities. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

General

     During the three months ended June 30, 1999, the Company increased revenues by 35% (compared to the quarter ended June 30, 1998), and posted its first quarterly profit since the acquisition of Quality Automotive Company. While the trend toward operating improvements is expected to continue, problems in bringing the Company's Florida facility to acceptable levels of cost and production continue to negatively impact results. Management is committed to bringing the economics of production at the Florida facility up to the standard enjoyed by the main facilities in Virginia. The second quarter ended with a softness in revenues beyond the normal seasonal downturn. An analysis of the slowdown appears to indicate that the Company did not lose customers but that its customers are maintaining leaner inventories in managing their respective businesses. The Company continues to anticipate the normal fall upturn and expects that it will record sales for the full year in the $30-$35 million range. Although management cannot guarantee future performance, it believes that the Company will be profitable for the year ended December 31, 1999. The Company's ability to achieve profitability, however, is dependent upon many factors including, but not limited to, the realization of anticipated sales and the absence of any material increases in costs of goods sold from current levels. There can be no assurance that the foregoing or other factors will not prevent the Company from achieving these expectations.

Results of Operations

     Comparison of Three Months Ended June 30, 1999 to Three Months Ended June 30, 1998

     Net Sales. Net sales for the three months ended June 30, 1999 were $8,043,361 as compared to net sales of $5,937,296 for the three months ended June 30, 1998. The increase of $2,106,065 or 35% was from a significant gain in the Company's base business.

     Gross Profit. For the three months ended June 30, 1999, the Company had a gross profit of $2,128,404 as compared to the gross profit of $1,408,751 for the three months ended June 30, 1998. The increase in gross profit (51%) is the result of the increase in sales offset by a smaller increase in the overall cost of sales, attributable to the economies of scale resulting from the increase in Company sales.

     Selling, General and Administrative Expenses. Selling, general and administration expenses for the three months ended June 30, 1999 were $1,460,233 as compared to $1,744,444 for the three months ended June 30, 1998, representing a decrease of 16%. As a percentage of net sales, selling, general and administrative expenses decreased from 29% to 18% as a result of economies of scale realized through increased sales.

     Interest Expense. Interest expense increased by $212,734 from $303,146 in the second quarter of 1998 to $515,880 in the second quarter of 1999. This increase was attributable to an increase in borrowings under the Company's borrowing facilities which was attributable to increased sales and the increase in borrowing rate under the Reg S Debentures.

     Net Income (Loss). The net income in the second quarter of 1999 was $152,291 or $.14 per share based on 1,082,827 weighted average common and common equivalent shares outstanding compared to a net loss of ($638,839) or ($.61) per share in the second quarter of 1998 based on 1,048,273 common and common equivalent shares outstanding. The increase in net income of $791,130 was attributable to the increase in net sales combined with a reduction in total operating expenses due to certain economies of scale.

     Comparison of Six Months Ended June 30, 1999 to Six Months Ended June 30, 1998

     Net Sales. Net sales for the six months ended June 30, 1999 were $15,364,316 as compared to net sales of $9,357,169 for the six months ended June 30, 1998. The increase of $6,007,147 or 64% was from an overall gain in the Company's base business.

     Gross Profit. For the six months ended June 30, 1999, the Company had a gross profit of $4,144,225 as compared to a gross profit of $2,175,297 for the six months ended June 30, 1998. The increase in gross profit (91%) resulted from economies of scale realized as a result of increase in sales.

     Selling, General and Administrative Expenses. Selling, general and administration expenses for the six months ended June 30, 1999 were $3,212,398 as compared to $3,237,273 for the six months ended June 30, 1998, representing a decrease of $24,874 (1%) due to increased sales. As a percentage of net sales, selling, general and administrative expenses decreased from 35% to 21% as a result of economies of scale realized through increased sales.

     Interest Expense. Interest expense increased by $462,898 from $551,103 in the six months ended June 30, 1998 to $1,014,001 in the six months ended June 30, 1999. The increase is attributable to increased borrowings under the Company's credit facilities resulting from the increase in sales and the increase in borrowing rate of the Company's Reg S Debentures.

     Net Loss. The net loss in the first six months of 1999 was ($82,175) or ($0.08) per share based on 1,065,836 weighted average common and common equivalent shares outstanding compared to a net loss of ($1,613,079) or ($1.54) per share in the six months ended June 30, 1998 based on 1,048,273 common and common equivalent shares outstanding. The decrease in net loss of $1,530,904 was primarily attributable to the increase in net sales combined with a reduction in total operating expenses due to certain economies of scale.

Liquidity and Capital Resources

     During the six months ended June 30, 1999, the Company financed its operations primarily through borrowings under its lending facilities and cash generated by operations.

     At June 30, 1999, the Company had consolidated cash and short-term investments totaling $327,552 and working capital of $10,597,236. At June 30, 1998, the Company had consolidated cash and short-term investments totaling $338,641 and working capital of $1,712,185. This increase in working capital was due primarily to the refinancing of senior debt whereby the maturity dates of the facilities were greater than one year.

     Net cash provided by financing activities for six months ended June 30, 1999 was $489,772 consisting primarily of advances under the Company's senior credit agreements.

     In February 1999, the Company paid in full the outstanding principal balance on the promissory notes previously issued by the Company in February 1998.

     The principal source of capital for the Company's operations during 1999 had been the line of credit (the "Credit Facility") between Quality Automotive Company, the Company's subsidiary ("Quality") and LaSalle Business Credit, Inc. ("LaSalle"), which Credit Facility was extended and replaced on August 9, 1999. The Credit Facility, at June 30, 1999 consisted of the following:

     (i) a secured revolving credit facility of up to $10 million. Advances are made by formula on the Company's accounts receivable and inventory. At June 30, 1999, the revolving credit had approximately $7,489,617 million of a possible $8,743,617 million outstanding. Interest is calculated at the prime rate plus 2% (9.75% at June 30, 1999)

     (ii) a secured loan covering machinery equipment, property and plant having an original loan amount of approximately $3.5 million of which $1,166,800 was outstanding at June 30, 1999. Monthly installments of $20,800 are due until maturity, at which time any balance owing is due. Interest is calculated at the prime are plus 2% (9.75% at June 30, 1999)

    (iii) a secured loan covering machinery and equipment put into service under a capital expenditure facility of 1995. The original amount outstanding was approximately $1 million. At June 30, 1999, the balance outstanding was approximately $151,667. The loan calls for monthly payments of $25,000 with any balance being due at the maturity date. Interest is calculated at the prime rate plus 2% (9.75% at June 30, 1999).

     Quality's obligation to pay the principal of, interest on, premium, if any, and all other amounts payable on account of the Credit Facility was secured by substantially all of the assets of Quality as well as the pledge of all of the Company's ownership interest in Quality.

     In addition to the Credit Facility, up to $2.0 million was made available to the Company under a revolving credit agreement (the "USAM Revolving Loan") entered into on March 31,1998. At June 30, 1999, an aggregate of up to $1.4 million had been advanced to the Company under the USAM Revolving Loan. Under the terms of the USAM Revolving Loan, the lender is not obligated to advance the Company more than $1 million at any time during the term of the loan. Advances pursuant to the USAM Revolving Loan bear interest at the rate of 11% per annum and are to be repaid by the Company, together with accrued interest thereon, at the expiration of 2 years, unless earlier prepaid, at the option of the Company. The USAM Revolving Loan is secured by a general security interest in the assets of the Company as well as a first security interest in and to the Company's Florida production facility. Under the terms of the USAM Revolving Loan, the Company granted (i) five year warrants to purchase up to 14,000 shares of the Company's Common Stock at an exercise price of $1.43 per share, exercisable after March 31, 1999, (ii) five year warrants to purchase up to an aggregate of 3,500 additional shares of the Company's Common Stock at an exercise price of $1.43 per share, exercisable after March 31, 1999, and (iii) five year warrants to purchase up to an aggregate of 3,500 additional shares of the Company's Common Stock at an exercise price of $1.97 per share, exercisable after June 30, 1999. The USAM Revolving Loan was prepaid on August 9, 1999. The Company has agreed to grant to the lender or its assigns "piggyback" registration rights with respect to the shares underlying such warrants.

     On August 9, 1999 the Company entered into a new $15 Million Senior Credit and Term Loan Agreement ("Senior Credit") with IBJ Whitehall, as Agent. Interest on amounts borrowed under the Senior Credit facility will be calculated, at the Company's option at 3/4 % above the base rate or 300 basis points over LIBOR . Substantially all of the Company's assets including the stock of the Company's principal subsidiaries are pledged as security for the Senior Credit facility. The loan agreement contains provisions which restrict the Company's ability to declare cash dividends and covenants include a fixed charge coverage ratio and a minimum net worth test. Proceeds from the initial funding of the Senior Credit facility were used to retire principal and accrued but unpaid interest on the LaSalle Credit Facility, the USAM Revolving Loan and the SBA's term loan.

Impact of the Year 2000

In 1997, as part of a general improvement to Company reporting, a new manufacturing and financial software package was purchased from a recognized leader in its field. As part of that general upgrade, the Company moved from a IBM 36 advanced to an IBM AS400. The new system, which fully contemplates the computer related problems with the new millennium, is operational at the Tappahannock, Virginia facility. The Company's new system accommodates remote locations and the Sanford, Florida facility is expected to be placed on-line prior to October 31,1999.

The Company, in assessing the readiness of third party suppliers and customers, has concentrated on alternative back-up procedures to minimize or eliminate any adverse effect on the Company's business in the event customers or suppliers systems have a Year 2000 problem. As at June 30, 1999, the Company believes it has set sufficient back-up systems in place to insulate its business from a Year 2000 problem.

Nevertheless, although the Company does not expect significant costs or disruptions in operations from its customers' and suppliers' inability to achieve Year 2000 compliance, the Company can not guaranty customer or supplier performance. Accordingly, it can not predict what effect noncompliance might have. While the Company has a substantial investment in the new computer and software, such costs were incurred as part of a general system upgrade and not in response to a potential Year 2000 problem. The Company estimates that costs incurred in investigating and correcting any potential Year 2000 problem have been and will be immaterial.


PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

     On August 21,1998, an eight count complaint, entitled Al Dulisse, Bernard Bard, Michael Scicchitano and Barry Schwartz vs. U.S. Automotive Manufacturing, Inc., f/k/a R.T. Industries, Inc., a Delaware corporation (Case No. 98-007490AN), was filed in the Circuit Court of the Fifteenth Judicial Circuit of Florida, in and for Palm Beach County (the "Complaint"). The Complaint alleges that the Company failed to recognize stock options purportedly exercised by each plaintiff under alleged stock option agreements with the Company's predecessor, R.T. Industries, Inc. The Complaint contained a breach of contract claim and unpaid-wages claim for each of the four plaintiffs; however on November 23, 1998, the Court entered an Order dismissing with prejudice all of the unpaid-wages claim. Accordingly, the action is proceeding solely on the breach of contract claims.

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

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 31,1999 and June 30,1999 respectively, the Company granted five year warrants exercisable to purchase up to 3500 shares (at each date) of its Common Stock to its lenders pursuant to the terms of the USAM Revolving Loan. Such warrants are exercisable immediately at an exercise price of $1.43 for those warrants issued on March31, 1999 and at an exercise price of $1.97 for those warrants issued on June 30,1999(eighty percent (80%) of the average closing price for the Common Stock for the twenty (20) trading days preceding March 31,1999 and June 30,1999,respectively). The USAM Revolving Loan was prepaid on August 9,1999 and no further warrants will be issued. At August 12,1999 warrants exercisable to purchase up to an aggregate of 21,000 shares of the Company's Common Stock had been granted pursuant to the USAM Revolving Loan.

     On March 31,1999, the Company granted to executive officers and key employees of the Company options pursuant to the Company's 1992 and 1998 Stock Option Plan as follows:

     (i) The Company granted to an executive officer of the Company ten-year options pursuant to the 1992 Stock Option Plan to purchase up to 1,800 shares of the Company's Common Stock, at an exercise price of $1.063 (the closing price for the Common Stock on March 31,1999). Such options vest immediately;

     (ii) The Company granted to an executive officer of the Company ten-year options pursuant to the 1998 Stock Option Plan to purchase up to 1,800 shares of the Company's Common Stock, at an exercise price of $1.063 (the closing price for the Common Stock on March 31, 1999. Such options vest immediately;

    (iii) The Company granted to a key employee of the Company ten year options pursuant to the 1992 Stock Option Plan to purchase up to 307 shares of the Company's Common Stock at an exercise price of $1.063 (the closing sales price for the Company's Common Stock on March 31,1999). Such options shall vest in equal quarterly installments over the course of four (4) years from the date of the option grant; and

     (iv) The Company granted to certain key employees of the Company options pursuant to the Company's 1998 Stock Option Plan to purchase up to an aggregate of 29,000 shares of the Company's Common Stock at an exercise price of $1.063 ( the closing sales price for the Common Stock at March 31,1999) Such options shall vest in equal quarterly installments over the course of four (4) years from the date of the option grant.

     Options to purchase up to 2,000 shares of the Company's Common Stock, granted pursuant to the Company's 1998 Stock Option Plan were cancelled prior to issuance during the quarter ended June 30, 1999.

     In addition, on March 31,1999, the Company re-priced all outstanding options under the 1992 Stock Option Plan, exercisable to purchase up to an aggregate of 93 shares of the Company's Common Stock, to $1.063 per share (the price of the Company's common Stock reported by the Nasdaq SmallCap Market, as of the close of trading on March 31,1999).

     On June 9, 1999, the Company granted ten-year options to: (i) an executive officer of the Company, pursuant to the Company's 1992 Stock Option Plan, to purchase up to 1,800 shares of the Company's Common Stock; (ii) an executive officer of the Company, pursuant to the Company's 1998 Stock Option Plan, to purchase up to 1,800 shares of the Company's Common Stock and (iii) a key employee of the Company, pursuant to the Company's 1998 Stock Option Plan, to purchase up to 3,000 shares of the Company's Common Stock. All of such options are exercisable at an exercise price of $2.25 per share (the closing price for the Common Stock on June 30, 1999) and vest immediately.

     On March 31, 1999, the Company issued to two directors of the Company 11,759 and 22,734 shares of the Company's Common Stock, in exchange for accrued but unpaid obligations owing by the Company to such individuals and/or their affiliates.

     On June 9, 1999, the Company granted to two of its directors 2,777 shares of Common Stock each in lieu of owed and unpaid director's fees in the amount of $6,250 each, based on a conversion price (the closing sales price for the Common Stock on June 30, 1999) of $2.25 per share.

     At January 1, 1999, the interest rate of the Reg S Debentures was increased to 20% per annum (from 8% per annum) until such time as the underlying Conversion Shares are covered by an effective registration statement filed with the SEC or the Company redeems same. It is not expected that the Conversion Shares will be able to be registered with the SEC before September 30, 1999. At such time as the underlying Conversion Shares are tradable, without regard to registration, the interest rate will revert to 8% per annum.

     In connection with the above  referenced  issuances,  the Company relied on
Section 4(2) under the Securities Act of 1933 as transactions by an issuer not involving any public offering .

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27 Financial Data Schedule

     (b)  Form 8-K

          No Form 8-K's were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 1999

                                             U.S. AUTOMOTIVE MANUFACTURING, INC.

                                             By: /s/ JOHN W. KOHUT
                                                 ---------------------------
                                                 John W. Kohut,
                                                 Chairman of the Board
                                                 and Principal Financial Officer
                                                 (duly authorize officer)