Form 10QSB
period 1999-09-30
US AUTOMOTIVE MANUFACTURING INC
filed 1999-11-22
CIK 886113

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

For the transition period from _______________ to _______________

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

     Yes |X|  No |_|

As of November 22, 1999, the Issuer had 1,245,367 shares outstanding of its common stock, $.001 par value.

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                                      INDEX

                                                                                                   Page
                                                                                                   ----
PART I. FINANCIAL INFORMATION........................................................................3

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at September 30, 1999 (unaudited) and December 31, 1998.........3

         Consolidated Statements of Operations (unaudited) for the three months ended
         September 30, 1999 and September 30, 1998...................................................4

         Consolidated Statements of Operations (unaudited) for the nine months ended
         September 30, 1999 and September 30, 1998...................................................5

         Consolidated Statements of Cash Flows (unaudited) for the nine months ended
         September 30, 1999 and September 30, 1998...................................................6

         Notes to Consolidated Financial Statements .................................................7

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................................................10

PART II. OTHER INFORMATION ..........................................................................15

Item 1. Legal Proceedings............................................................................15

Item 2. Changes in Securities and Use of Proceeds....................................................16

Item 4.  Submission of Matters to a Vote of Security Holders.........................................16

Item 6. Exhibits and Reports on Form 8-K.............................................................16

SIGNATURES        ...................................................................................17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       U.S. AUTOMOTIVE MANUFACTURING, INC.
                           Consolidated Balance Sheets

                                                                  September 30, 1999  December 31, 1998
                                                                  ------------------  -----------------
                                                                       (unaudited)
ASSETS
Current Assets:
                Cash ...............................................   $    244,714    $    338,641
                Accounts Receivable (net of allowance for doubtful
                    accounts of $115,295 and $195,431, respectively)      5,024,798       5,043,316
                Inventories ........................................      9,734,908       9,420,570
                Prepaid Expense and other ..........................        268,309          16,078
                                                                       ------------    ------------
                Total Current Assets ...............................     15,272,729      14,818,605
Property, plant and equipment (net of accumulated
                depreciation of $2,426,028 and $1,599,818,
                respectively) ......................................     11,128,796      11,062,084
Deferred financing costs ...........................................        326,047         216,000
Goodwill, net ......................................................      5,715,422       5,954,669
                                                                       ------------    ------------
TOTAL ASSETS .......................................................   $ 32,442,994    $ 32,051,358
                                                                       ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
                Line of credit .....................................   $       --      $  7,691,370
                Current portion of long-term debt ..................        445,666         693,163
                Accounts payable ...................................      3,440,986       3,965,184
                Accrued liabilities ................................      1,335,080         756,703
                                                                       ------------    ------------
                                    Total Current Liabilities ......      5,221,732      13,106,420

Long-term debt, less current portion ...............................     10,561,053         552,408
Redeemable convertible debentures ..................................      2,070,000       2,250,000
Line of Credit .....................................................           --         1,050,000
Notes payable to shareholders ......................................      5,250,000       4,980,000
                                                                       ------------    ------------
                                    Total Liabilities ..............     23,102,785      21,938,828
                                                                       ------------    ------------
Stockholders' Equity:
Issued & outstanding capital stock $.001 par value .................          1,245           1,048
Additional paid-in capital .........................................     39,172,198      38,900,222
Accumulated deficit ................................................    (29,833,234)    (28,788,740)
                                                                       ------------    ------------
                                    Total Stockholders' Equity .....      9,340,209      10,112,530
                                                                       ------------    ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ...........................   $ 32,442,994    $ 32,051,358
                                                                       ============    ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                           Three Months
                                                        Ended September 30,
                                                     --------------------------
                                                         1999           1998
                                                     -----------    -----------
Net Sales ........................................   $ 5,661,471    $ 5,590,661
Cost of Goods Sold ...............................     4,422,023      4,031,877
                                                     -----------    -----------
Gross Profit .....................................     1,239,448      1,558,784
                                                     -----------    -----------
Operating Expenses:
        Selling and delivery .....................       769,050        771,627
        General and administrative ...............       933,498      1,077,953
                                                     -----------    -----------
        Total Operating Expenses .................     1,702,548      1,849,580
                                                     -----------    -----------
Operating income (loss) ..........................      (463,100)      (290,796)
Interest expense .................................      (499,219)      (419,810)
                                                     -----------    -----------
Net Income/(Loss) ................................   $  (962,319)   $  (710,606)
                                                     ===========    ===========
Net Income/(Loss) per share, basic and diluted ...   $     (0.86)   $     (0.68)
                                                     ===========    ===========
Weighted average shares outstanding ..............     1,124,168      1,048,326
                                                     ===========    ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                 ------------------------------
                                                    1999                1998
                                                 ------------      ------------
Net Sales ..................................     $ 21,025,787      $ 14,947,830
Cost of Goods Sold .........................       15,642,114        11,213,749
                                                 ------------      ------------
Gross Profit ...............................        5,383,673         3,734,081
                                                 ------------      ------------
Operating Expenses:
        Selling and delivery ...............        2,303,709         2,103,009
        General and administrative .........        2,611,238         2,983,844
                                                 ------------      ------------
Total Operating Expenses ...................        4,914,947         5,086,853
                                                 ------------      ------------
Operating income (loss) ....................          468,726        (1,352,772)
Interest expense ...........................       (1,513,220)         (970,913)
                                                 ------------      ------------
Net Loss ...................................     $ (1,044,494)     $ (2,323,685)
                                                 ============      ============
Net Loss per share, basic and diluted ......     $      (0.96)     $      (2.21)
                                                 ============      ============
Weighted average shares outstanding ........        1,086,069         1,048,326
                                                 ============      ============


                 The accompanying notes are an integral part of
                     these consolidated financial statements

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                    Nine Months Ended September 30,
                                                                                     ----------------------------
                                                                                        1999            1998
                                                                                     ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss .........................................................................   $ (1,044,494)   $ (2,323,685)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
                Depreciation .....................................................        826,210         718,141
                Amortization .....................................................        320,247         266,247
                Change in provision for doubtful accounts ........................        (80,136)        (44,938)
                Rollover of accrued interest into n/p to shareholders.............        270,000            --
                Issuance of common stock in satisfaction of related party payables         49,166            --
                (Increase) Decrease In:
                                    Accounts receivable ..........................         98,654      (2,446,387)
                                    Inventory ....................................       (314,338)     (2,185,428)
                                    Prepaid expenses and other ...................       (252,231)        278,680
                Increase (Decrease) In:
                Accounts payable and accrued liabilities .........................         97,186       1,604,732
                                                                                     ------------    ------------
Total Adjustments ................................................................      1,014,758      (1,808,953)
                                                                                     ------------    ------------
Net Cash provided by (used in) Operating Activities ..............................        (29,736)     (4,132,638)
                                                                                     ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures .............................................................       (892,922)     (1,367,110)
                                                                                     ------------    ------------
CASH FLOW FROM FINANCING ACTIVITIES
Deferred financing costs .........................................................       (191,047)       (270,000)
Proceeds from convertible debentures .............................................            --        2,250,000
Net (repayments) borrowings on notes payable and line of credit ..................     (8,741,370)      3,260,981
 Net borrowings on revolving line of credit ......................................      9,761,148            --
                                                                                     ------------    ------------

Net cash provided by financing activities` .......................................        828,731       5,240,981

NET DECREASE IN CASH .............................................................        (93,927)       (258,767)
CASH-beginning of period .........................................................        338,641       1,001,843
                                                                                     ------------    ------------
CASH-end of period ...............................................................   $    244,714    $    743,076
                                                                                     ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       U.S AUTOMOTIVE MANUFACTURING, INC.

                   Notes to Consolidated Financial Statements

                               September 30, 1999

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

The Company manufactures a full line of friction automotive products, including brake lining, integrally molded and riveted brake pads and remanufactured brake shoes. The Company markets various grades of friction lining, asbestos, non asbestos organic and semi-metallic formulas, suitable for use by the automotive and light truck after-markets. The Company's products are marketed under the Brakes Worth Stopping For, (R) Silent Solution, (R) Gold Max, (R) Dual Friction,
(TM) Ultra Brake,(TM) Ustop,(TM) and Quality Automotive(TM) tradenames and various private label packaging. In 1998, the Company's products were also sold under the Roinco,(TM) and Max Life (TM) tradename.

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

NOTE 2: UNAUDITED INTERIM STATEMENTS

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

NOTE 3: REVERSE SPLIT

On February 5,1999, the Company's Board of Directors approved a 1-for-15 reverse split with respect to the Company's common stock. All share and per share information contained in these financial statements have been retroactively adjusted to give effect to the reverse stock split.

NOTE 4: INVENTORY

     Major inventory components were as follows:

                                        September 30, 1999     December 31, 1998
                                            (unaudited)
                                        ------------------     -----------------
Raw materials .....................          $4,033,445           $4,131,240
Work in Progress ..................             200,800              107,133
Finished goods ....................           5,500,663            5,182,197
                                             ----------           ----------
                                             $9,734,908           $9,420,570
                                             ----------           ----------

NOTE 5: DEBT

     Private Placement

     The Company obtained financing during the first quarter of 1998 through the private placement of debt and equity instruments on February 27,1998 to a director and an affiliate of another director of the Company, respectively ("the February 1998 Offering"). The sale was made pursuant to a private placement consisting of (i) two (2) unsecured non-negotiable promissory notes in the aggregate principal amount of $400,000, bearing interest at the rate of 10.5% per annum and a maturity date of February 28, 1999 (the "Notes" ) and (ii) warrants to purchase up to an aggregate of 6,666 shares of the Common Stock, maturing in February 2003, at a conversion price equal to $30.00 per share subject to adjustment in certain conditions. The net proceeds to the Company were approximately $370,000. The warrants are redeemable by the Company upon notice of not less than 30 days at a price of $0.75 per warrant, provided that the closing bid quotation of the Common Stock on all 20 trading days ending on the third day prior to the day of which the Company gives notice of redemption has been at least 150% of the then effective exercise price of the warrants. The exercise price and number of shares of Common Stock issuable on exercise of the warrants are subject to adjustment in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation of the Company. The outstanding principal balance, together with accrued interest, under the Notes was fully repaid by the Company on or prior to the February 28, 1999 maturity date.

     Convertible Debentures

     In June 1998, the Company obtained additional financing through the sale of 8% redeemable convertible debentures (each a "Reg S Debenture"), in the aggregate principal amount of $2,250,000, pursuant to Regulation S ("Regulation S") under the Securities Act of 1933, as amended (the "Act") (the "Reg S Offering"). The Reg S Debentures represent unsecured obligations of the Company and must be converted into shares (the "Conversion Shares") of the Company's Common Stock at the maturity date (December 31, 2000) unless they have been converted earlier, at the option of the holder. The conversion price of the Debentures will be equal to 80% of the average closing bid price of the shares of Common Stock as quoted on the Nasdaq SmallCap Market for the five (5) trading days immediately preceding the date of conversion. Notwithstanding the foregoing, the Company is not obligated to, but may in its sole determination, issue more than 209,660 Conversion Shares (the "Maximum Conversion Share Allotment"). The Company also agreed, at its expense, to (x) file with the Securities and Exchange

     Commission ("SEC") on or before August 29, 1998, a registration statement covering the issuance by the Company of the Conversion Shares and (y) use its reasonable best efforts to cause such registration statement to be declared effective under the Act as soon as possible thereafter. The Company has not yet filed a registration statement.

     The Reg S Debentures provided for initial interest of 8% per annum (subject to increase under certain circumstances), payable upon conversion or redemption of the Reg S Debentures, in cash or shares of Common Stock, at the option of the Company. The interest rate increased to 20% per annum for the period commencing January 1, 1999 as a result of the underlying Conversion Shares having not been covered by such date by an effective registration statement filed with the SEC. It is not expected that the Conversion Shares will be able to be registered with the SEC before December 31, 1999. At such time as the underlying shares are registered or tradable, without regard to registration, the rate shall revert to the 8% per annum. Further, if upon conversion of the Debentures the Company would otherwise issue shares of Common Stock in excess of the Maximum Conversion Share Allotment, the interest rate on the Debentures will, effective as of the issuance of the Maximum Conversion Share Allotment, increase to 25% per annum with respect to the unconverted Debentures. The 25% interest rate shall continue until the Debentures are redeemed by the Company or the Company has obtained authorization to issue additional shares of USAM Stock for use in lieu of a cash redemption of debentures at which time the interest rate on any Debentures then outstanding shall revert to 8% per annum. The Company has agreed that if it has not either retired the remaining Debentures with accrued but unpaid interest within ten (10) days of the issuance of the Maximum Conversion Share Allotment or issued a proxy statement soliciting stockholder authorization to issue additional shares in lieu of such cash redemption of the remaining Debentures, the Company would pay a penalty equal to the difference between the interest rate paid since inception and 25% on those Debentures which remain outstanding after the issuance of the Maximum Share Allotment. Such penalty shall not be applicable if the Company issues such proxy as contemplated.

     The principal source of capital for the Company's operations during the period ended August 9, 1999 was the line of credit (the "Credit Facility") between Quality Automotive Company, the Company's subsidiary and LaSalle Business Credit, Inc. On August 9, 1999 the Credit Facility was fully retired with the proceeds of the Company's new $15,000,000 Senior Credit and Term Loan Agreement ("Senior Credit Agreement") with IBJ Whitehall, as Agent. The Senior Credit Agreement, at September 30, 1999 consisted of the following:

     (i) a secured revolving credit facility of up to $12 million. Advances are made by formula on the Company's accounts receivable and inventory. At September 30, 1999, the revolving credit had approximately $8.517 million of a possible $8.617 million outstanding. Interest is calculated at the prime rate plus 3/4% (9% at September 30, 1999)

     (ii) a secured loan covering machinery, equipment, property and plant having an original loan amount of approximately $2.108 million of which $2.079 million was outstanding at September 30, 1999. Monthly installments of $29,294 are due until maturity, at which time any balance outstanding is due. Interest is calculated at the prime rate plus 1% (9.25% at September 30, 1999)

    (iii) a secured loan covering machinery and equipment put into service under a capital expenditure facility of 1999. The facility allows for the financing of up to $1,000,000 of capital expenditures since May 1, 1999 at an advance rate of 80% of the cost of the equipment. The original amount outstanding at closing was $238,990. At September 30, 1999, the balance outstanding was approximately $236,000. The loan calls for monthly payments of 1/72 of each advance, with any balance being due at the maturity date. Interest is calculated at the prime rate plus 1% (9.25% at September 30, 1999).

     The Company's obligation to pay the principal of, interest on, premium, if any, and all other amounts payable on account of the Senior Credit Agreement is secured by substantially all of the assets of the Company as well as the pledge of all of the Company's ownership interest in Quality. Pursuant to the terms of the Senior Credit Agreement, under certain restrictive criteria, the Company may choose to borrow under a formula equal to 300 basis points over LIBOR. The Senior Credit Agreement contains provisions which restrict the Company's ability to declare cash dividends and covenants include a fixed charge coverage ratio and a minimum net worth test. During the quarter $180,000 principal amount of debentures plus accured interest were converted into common stock.

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

    (iii) The Company granted to a key employee of the Company ten-year options pursuant to the 1992 Stock Option Plan to purchase up to 307 shares of the Company's Common Stock, at a price of $1.063 (the closing sales price for the Common Stock on March 31,1999). Such options shall vest in equal quarterly installments over the course of four (4) years from the date of the option grant; and

     (iv) The Company granted to certain key employees of the Company options pursuant to the Company's 1998 Stock Option Plan to purchase up to an aggregate of 29,000 shares of the Company's Common Stock, at an exercise price of $1.063 (the closing sales price for the Common Stock at March 31, 1999). Such options shall vest in equal quarterly installments over the course of four (4) years from the date of the option grant.

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

     General

     During the three months ended September 30, 1999, the Company's revenues increased by 1% (compared to the quarter ended September 30, 1998), while decreasing over 29% from the prior quarter ended June 30, 1999 and over 22% from the Company's first quarter ended March 31, 1999, its traditionally weakest quarter. While the trend toward operating improvements continued at the Company's Florida facility, the unexpected reduction in quarterly volume left the Company with excess manufacturing capacity. For the past seven quarters the Company has focused its resources in adding to production capacity so that it would be in a position to accept materially greater volumes of business each quarter, if such business developed. The Company positioned itself to produce significantly more product in its third quarter ended September 30, 1999 in anticipation of increased sales but an unanticipated general slowness in the demand for after-market brakes coupled with programs instituted by our largest customers (to reduce over-all levels of inventory at their warehouses), has resulted in a worse than anticipated third quarter performance. The Company has recently had its single largest customer reduce its projection for 1999 and year 2000 purchases by approximately a third and the Company is in the process of adjusting its staff and inventory levels to its reasonably anticipated business. The Company now anticipates that it will generate sales for the full fiscal year in the $26-$30 million range. Although management cannot guarantee any future performance, it believes that the Company will incur a loss for the year ended December 31, 1999. The Company's ability to achieve future profitability is dependent upon many factors including, but not limited to, the realization of a certain level of sales sufficient to cover its costs of goods sold and provide for the absorption of its overhead expenses.

     Results of Operations

     Comparison of Three Months Ended September 30, 1999 to Three Months Ended September 30, 1998

     Net Sales. Net sales for the three months ended September 30, 1999 were $5,661,471 as compared to net sales of $5,590,661 for the three months ended September 30, 1998. The increase of $70,810 or 1% was marginal annual growth attributable to the Company's existing customers.

     Gross Profit. For the three months ended September 30, 1999, the Company had a gross profit of $1,239,448 as compared to the gross profit of $1,558,784 for the three months ended September 30, 1998. The decrease in gross profit (20%) is the result of higher overhead expense being incurred in production arising from the Company's preparation for a material increase in sales, which did not materialize.

     Selling, General and Administrative Expenses. Selling, general and administration expenses for the three months ended September 30, 1999 were $1,702,548 as compared to $1,849,580 for the three months ended September 30, 1998, representing a decrease of 8%. Selling, general and administrative expenses were essentially flat although the level of current expenses contemplated significantly greater sales than were actually realized

     Interest Expense. Interest expense increased by $79,409 from $419,810 in the third quarter of 1998 to $499,219 in the third quarter of 1999. This increase was attributable to an increase in borrowings under the Company's credit facilities as a result of increased sales and to the increase in the borrowing rate under the Reg S Debentures.

     Net Income (Loss). The net loss in the third quarter of 1999 was ($962,319) or ($0.86) per share based on 1,124,168 weighted average common and common equivalent shares outstanding compared to a net loss of ($710,606) or ($0.68) per share in the third quarter of 1998 based on 1,048,326 common and common equivalent shares outstanding. The increase in net loss of ($251,713) was attributable to the lower level of gross profit and the increase in interest expense.

     Comparison of Nine Months Ended September 30, 1999 to Nine Months Ended September 30, 1998

     Net Sales. Net sales for the nine months ended September 30, 1999 were $21,025,787 as compared to net sales of $14,947,830 for the nine months ended September 30, 1998. The increase of $6,077,957 or 41% was from the recognition of annualized sales to customers acquired during 1998.

     Gross Profit. For the nine months ended September 30, 1999, the Company had a gross profit of $5,383,673 as compared to a gross profit of $3,734,081 for the nine months ended September 30, 1998. The increase in gross profit (44%) resulted from economies of scale realized as a result of increase in sales.

     Selling, General and Administrative Expenses. Selling, general and administration expenses for the nine months ended September 30, 1999 were $4,914,947 as compared to $5,086,853 for the nine months ended September 30, 1998, representing a decrease of $171,906 (3%). As a percentage of net sales, selling, general and administrative expenses decreased from 34% to 23% as a result of economies of scale.

     Interest Expense. Interest expense increased by $542,307 from $970,913 in the nine months ended September 30, 1998 to $1,513,220 in the nine months ended September 30, 1999. The increase is attributable to increased borrowings under the Company's credit facilities resulting from the increase in sales and the increase in borrowing rate of the Company's Reg S Debentures.

     Net Loss. The net loss in the first nine months of 1999 was ($1,044,494) or ($0.96) per share based on 1,086,069 weighted average common and common equivalent shares outstanding compared to a net loss of ($2,323,685) or ($2.21) per share in the nine months ended September 30, 1998 based on 1,048,326 common and common equivalent shares outstanding. The decrease in net loss of $1,279,191 was primarily attributable to the increase in net sales combined with a reduction in total operating expenses due to certain economies of scale.

     Liquidity and Capital Resources

     During the nine months ended September 30, 1999, the Company financed its operations primarily through borrowings under its credit facilities and cash generated by operations.

     At September 30, 1999, the Company had consolidated cash and short-term investments totaling $244,714 and working capital of $10,050,997. At September 30, 1998, the Company had consolidated cash and short-term investments totaling $743,076 and working capital of $3,549,849. The increase in working capital was due primarily to the refinancing of senior debt whereby the maturity dates of the facilities are greater than one year.

     Net cash provided by financing activities for the nine months ended September 30, 1999 was $828,731 consisting primarily of non-cash expenses under the Company's affiliated credit and Reg "S" Debentures agreements.

     In February 1999, the Company paid in full the outstanding principal balance on the promissory notes previously issued by the Company in February 1998.

     The principal source of capital for the Company's operations during the period ended August 9, 1999 was the line of credit (the "Credit Facility") between Quality Automotive Company, the Company's subsidiary ("Quality") and LaSalle Business Credit, Inc. On August 9, 1999 the Credit Facility was fully retired with the proceeds of the Company's new $15,000,000 Senior Credit and Term Loan Agreement ("Senior Credit Agreement") with IBJ Whitehall, as Agent. The Senior Credit Agreement, at September 30, 1999 consisted of the following:

     (i) a secured revolving credit facility of up to $12 million. Advances are made by formula on the Company's accounts receivable and inventory. At September 30, 1999, the revolving credit had approximately $8.517 million of a possible $8.617 million outstanding. Interest is calculated at the prime rate plus 3/4% (9% at September 30, 1999)

     (ii) a secured loan covering machinery, equipment, property and plant having an original loan amount of approximately $2.108 million of which $2.079 million was outstanding at September 30, 1999. Monthly installments of $29,294 are due until maturity, at which time any balance outstanding is due. Interest is calculated at the prime rate plus 1% (9.25% at September 30, 1999)

    (iii) a secured loan covering machinery and equipment put into service under a capital expenditure facility of 1999. The facility allows for the financing of up to $1,000,000 of capital expenditures since May 1, 1999 at an advance rate of 80% of the cost of the equipment. The original amount outstanding at closing was $238,990. At September 30, 1999, the balance outstanding was approximately $236,000. The loan calls for monthly payments of 1/72 of each advance, with any balance being due at the maturity date. Interest is calculated at the prime rate plus 1% (9.25% at September 30, 1999).

     The Company's obligation to pay the principal of, interest on, premium, if any, and all other amounts payable on account of the Senior Credit Agreement is secured by substantially all of the assets of the Company as well as the pledge of all of the Company's ownership interest in Quality. Pursuant to the terms of the Senior Credit Agreement, under certain restrictive criteria, the Company may choose to borrow under a formula equal to 300 basis points over LIBOR. The Senior Credit Agreement contains provisions which restrict the Company's ability to declare cash dividends and covenants include a fixed charge coverage ratio and a minimum net worth test.

     In addition to the Credit Facility, up to $2.0 million was made available to the Company under a revolving credit agreement (the "USAM Revolving Loan") entered into on March 31,1998. Advances pursuant to the USAM Revolving Loan carried interest at the rate of 11% per annum. The USAM Revolving Loan was secured by a general security interest in the assets of the Company as well as a first security interest in and to the Company's Florida production facility. Under the terms of the USAM Revolving Loan, the Company granted the lenders (i) five year warrants to purchase up to 21,000 shares of the Company's Common Stock at an exercise price of $1.43 per share for 17,500 shares and $1.97 for an additional 3,500 shares. On August 9, 1999 the USAM Revolving Loan was fully retired with proceeds made available from the Senior Credit Agreement.

     Impact of the Year 2000

In 1997, as part of a general improvement to Company reporting, a new manufacturing and financial software package was purchased from a recognized leader in its field. As part of that general upgrade, the Company moved from a IBM 36 advanced to an IBM AS400. The new system, which fully contemplates the computer related problems with the new millennium, is operational at the Tappahannock, Virginia facility. The Company's new system accommodates remote locations and the Sanford, Florida facility is expected to be placed on-line prior to year end.

The Company, in assessing the readiness of third party suppliers and customers, has concentrated on alternative back-up procedures to minimize or eliminate any adverse effect on the Company's business in the event customers or suppliers systems have a Year 2000 problem. As at September 30, 1999, the Company believes it has set sufficient back-up systems in place to insulate its business from a Year 2000 problem.

Nevertheless, although the Company does not expect significant costs or disruptions in operations from its customers' and suppliers' inability to achieve Year 2000 compliance, the Company can not guaranty customer or supplier performance. Accordingly, it can not predict what effect noncompliance might have. While the Company has a substantial investment in the new computer and software, such costs were incurred as part of a general system upgrade and not in response to a potential Year 2000 problem. The Company estimates that costs incurred in investigating and correcting any potential Year 2000 problem have been and are expected to be immaterial.

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

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) An aggregate of $180,000 principal amount of the Company's 8% Redeemable Convertible Debentures and accrued interest thereon was converted into a total 157,047 shares of the Company's common stock pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 18,1999, the Company held an Annual Meeting of Stockholders at which (a) the election of directors and (b) an amendment to the Company's Certificate of Incorporation to decrease the Company's authorized class of common stock from 30,000,000 to 5,000,000 shares were voted on by common stockholders of the Company . The results of the vote were as follows:

a.   Election of Directors

     John W. Kohut, Martin Chevalier, David Love and Mandel Sherman were elected to serve as members of the Company's Board of Directors for the ensuing year and until the election and qualification of their successors.

     The votes cast by stockholders with respect to the election of Directors were as follows:

                                                                  Number of
  Name of Nominees          Number of Votes     Votes  Against   Abstentions
  ----------------          ---------------     --------------   -----------
John W. Kohut                    825,381           3,480          46,660
Martin Chevalier                 826,529           2,332          46,660
David Love                       827,046           1,815          46,660
Mandel Sherman                   821,849           7,012          46,660

b.   Amendment to Certificate of Incorporation to Reduce Authorized Common Stock

     Number of             Number of
     Votes For             Votes Against             Abstentions
     ---------             -------------             -----------

      856,873                 14,888                    3,760

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Exhibit 27 Financial Data Schedule

     (b) Form 8-K

     No Form 8-K's were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 22, 1999

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