Form 10KSB
period 1999-12-31
US AUTOMOTIVE MANUFACTURING INC
filed 2000-04-17
CIK 886113

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to __________________

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

         Securities registered under Section 12(b) of the Exchange Act:

   Title of each class:              Name of each exchange on which registered:
         None                                       Not Applicable

              Securities registered under Section 12(g) of the Act:
                                  Common Stock
                                (Title of class)

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

The Issuer's revenues for its most recent fiscal year ended December 31, 1999 were $25,791,996.

The aggregate market value of the voting stock held by non-affiliates was approximately $1,588,270 at the close of business on March 31, 2000.

The number of shares of Common Stock outstanding as at March 31, 2000 was 1,294,644.

Documents incorporated by reference: None

                                     Part I.

ITEM 1.  Description of the Business

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's recent losses, outstanding indebtedness, the ability to hire and retain key personnel; successful completion and integration of prior and any future acquisitions; relationships with and dependence on third-party equipment manufacturers and suppliers; uncertainties relating to business and economic conditions in markets in which the Company operates; uncertainties relating to government and regulatory policies; uncertainties relating to customer plans and commitments; cost of and availability of component materials and inventories; effect of governmental export and import policies; the highly competitive environment in which the Company operates; potential entry of new, well-capitalized competitors into the Company's markets; and the uncertainty regarding the Company's continued ability, through sales growth, to absorb the increasing costs incurred and expected to be incurred in connection with its business activities. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

     The  Company  manufactures  a full line of  friction  automotive  products, including brake lining, integrally molded and riveted brake pads and remanufactured brake shoes. The Company markets various grades of friction lining, asbestos, non-asbestos organic and semi-metallic formulas, suitable for use by the automotive and light truck after-markets. The Company's products are marketed under the Brakes Worth Stopping For,(R) Silent Solution,(R) Gold Max,(R) Dual Friction,(TM) Ultra Brake,(TM) Ustop(TM) and Quality Automotive(TM) tradenames and various private label packaging. In 1999, the Company's products were also sold under the Roinco,(TM) and Max Life,(TM) tradenames.

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

Recent Developments

     On March 14, 2000, the Company entered into a non-binding letter of intent relating to a potential strategic investment by a third party in the Company. Under the terms of the letter of intent and subject to the satisfactory completion of due diligence, documentation and approval of such investment by the Company's shareholders, the strategic investment, as currently contemplated, should result in (i) the retirement of the Company's Reg S Debentures (as defined below) without further conversion, and (ii) the acquisition by the third party of newly issued shares of the Company, such that the third party would own approximately 65% of outstanding capital stock of the Company. Proceeds from the acquisition of the Company's capital stock would be used to improve product flow and upgrade the Company's production facilities. There can be no assurance that the proposed strategic investment will be consummated on the terms currently contemplated or at all.

Merger with Quality Automotive Company/Products

     On August 29, 1997, a wholly-owned subsidiary of the Company (the "Subsidiary") acquired, by merger, Quality Automotive Company and its two subsidiaries from the stockholders of Quality Automotive Company (the "Merger") in exchange for (i) $3,000,000; (ii) two promissory notes in the aggregate amount of $4,500,000 (which notes are guaranteed by the Company and secured by the Company's pledge of all of its shares in the Subsidiary); and (iii) after giving effect to the reverse split effected in February 1999, 122,582 shares of common stock, par value of $.001 per share (the "Common Stock"), of the Company. (See "Item 5 -- 1:15 Reverse Split"). After the Merger, the Subsidiary changed its name to Quality Automotive Company (hereinafter, "Quality").

     The Merger gave the Company the ability to manufacture and market a full line of automotive friction brake products, including friction material for sale to third parties. The Company believes its ability to produce its own friction material and to manufacture a complete line of friction products gives the Company a competitive advantage over competitors that are unable to manufacture a complete friction product line.

Suppliers/Manufacturing

     The Company has developed multiple sources for all raw material used in production which are purchased pursuant to open purchase orders. Raw material required for production include: stamped steel backing plates, used brake shoe core, resins, various fibers and fillers. All of such materials are converted, packaged and shipped by the Company from its facilities. The Company currently purchases a significant amount of steel from one supplier pursuant to open purchase orders. The Company makes such purchases from one supplier to avail itself of volume discounts and believes that there are a number of alternative sources of steel available to the Company in the event that its current supplier ceases doing business with the Company.

Customers

     The Company sells its products to wholesale and retail automotive distributors, mass merchandisers, chain stores and to other brake manufacturers in the United States and in eleven foreign countries. Foreign sales (principally Latin America and the Caribbean) represented approximately 5.3% and 6.3% of total sales in fiscal 1999 and fiscal 1998, respectively. For the year ended December 31, 1999 the Company had three customers which individually accounted for more than 10% of revenues -- Discount Auto Parts (25.4%), Advance Auto Parts (22.4%), and Brake Parts (14%). Management believes that each of these customers will account for approximately 25% of the revenues which the Company anticipates generating during the 2000 fiscal year. The loss of these or any other significant customers of the Company could have a material effect on the Company.

Sales and Marketing

     The Company markets its products mainly through the efforts of a core group of Company - employed sales personnel, complemented by a nationwide network of independent sales representatives. Company sales support includes providing recognized industry-standard test results of its friction products, parts catalogs, promotional material, brake clinics and a strong presence at a variety of industry trade shows. The Company markets its products under the following trademarks: Brakes Worth Stopping For,(R) Silent Solution,(R) Gold Max (R), Dual Friction(TM), Ultra Brake(TM), Ustop(TM), Quality Automotive(TM) and a variety of private labels.

Seasonality

     Sales of the Company's products, like those of the replacement brake industry, are generally lower in the late fall and winter months in those areas of the country experiencing colder weather. Therefore, demand of the Company's products are usually strongest in the second and third fiscal quarters.

Inventory and Distribution

     At December 31, 1999, the Company had approximately $8.75 million in inventory. The Company generally maintains an inventory of raw materials and packaging materials based upon its production schedule and the general availability of such materials. Finished goods inventory is based on annual sales as estimated by management, taking into account minimum production runs necessary to achieve efficient returns on production. The Company believes that its current level of inventory is adequate for its business operations.

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

     The Federal Comprehensive Environmental Response, Compensation and Liability Act, as amended, also known as "CERCLA," and similar state statutes, impose joint and several liability for environmental damages and cleanup costs on past or current owners and operators of facilities at which hazardous substances have been released, as well as on persons who generate, transport or arrange for disposal of hazardous substances at a particular release site. In addition, the operator of a facility may be subject to claims by third parties for personal injury, property damage or other costs resulting from contamination present at or emanating from property on which its facility is located.

     In addition to its current Facilities, the Company or its predecessors have owned and/or operated other facilities in the past where hazardous substances were handled and may have liability for remediation of such facilities in the future. There can be no assurance that the Company will not be subject to liability relating to facilities owned and/or operated by them currently or in the past. The Company could be held liable for a release of hazardous substances to the environment from the Company's current or former properties or from any of its offsite waste sites owned by others and used by the Company. The Company currently has no knowledge of the existence of any such liabilities at this time.

     The Company has made, and will continue to make, capital and other expenditures necessary to monitor and to comply with the foregoing environmental regulations. For the year ended December 31, 1999, no material expenditures by the Company were necessary with respect to such matters.

Trademarks, Proprietary Information and Patents

     The Company utilizes various trademarks in connection with the sale of its product, including the following registered trademarks: Brakes Worth Stopping For (R), Silent Solution(R) and Gold Max (R). The Company holds no patents. The Company has nonetheless developed processes and formulas with respect to the composition of its friction material and the production and manufacture of its brake products that it believes are proprietary to it. The Company relies on a combination of contractual rights, non-disclosure agreements with its employees, distributors and customers, and technical measures to establish and protect the ideas, concepts, and documentation of its proprietary technology and know-how. Such methods, however, may not afford complete protection, and there can be no assurance that third parties will not independently develop such know-how or obtain access to the Company's know-how, ideas, concepts, and documentation. Although the Company believes that its technology has been developed independently and does not infringe on the proprietary rights of others, there can be no assurance that the technology does not and will not so infringe or that third parties will not assert infringement claims against the Company in the future. In the case of infringement, the Company would, under certain circumstances, be required to modify its products or obtain a license. There can be no assurance that the Company will have the financial or other resources necessary to defend successfully a patent infringement or other proprietary rights infringement action or that it could modify its products or obtain a license if it were required to do so. Failure to do any of the foregoing could have a material adverse effect on the Company. Furthermore, if the Company's products or technologies are deemed to infringe upon the rights of others, the Company could become liable for damages, which could have a material adverse effect on the Company.

Employees

     At March 31, 2000, the Company has 324 full-time employees. Of these employees, 24 are salaried and 300 are hourly employees. Twenty-six (26) of such employees are in general and administrative positions, 3 are in sales and marketing and 295 are in manufacturing, assembly and warehousing positions. The Company's employees are not members of any union and the Company has not experienced any work stoppages and considers its employee relations to be good.

ITEM 2.  Description of Property

     The  Company's   Facilities  are  located  on  three  parcels  of  land  in
Tappahannock, Virginia (one parcel) and Sanford, Florida (two parcels).

     The Virginia Facility is owned by the Company and is comprised of twelve buildings on 24 acres of land. There is a total of approximately 246,000 sq. ft. of production and storage capacity located within the buildings.

     The Florida Facilities are comprised of (i) a manufacturing facility (37,000 sq. ft. on approximately 2.5 acres), and (ii) a warehouse/distribution facility (49,000 sq. ft.). At December 31, 1999 the Company owned the manufacturing facility and leased the warehouse/distribution facility for approximately $10,607 per month. The lease expires on October 31, 2004.

ITEM 3. Legal Proceedings

     On August 21, 1998, an eight count complaint, entitled Al Dulisse, Bernard Bard, Michael Scicchitano and Barry Schwartz vs. U.S. Automotive Manufacturing, Inc., f/k/a R.T. Industries, Inc., a Delaware corporation (Case No. 98-007490
AN), was filed in the Circuit Court of the Fifteenth Judicial Circuit of Florida, in and for Palm Beach County (the "Complaint"). The Complaint alleges that the Company failed to recognize stock options purportedly exercised by each plaintiff under alleged stock option agreements with the Company's predecessor, R.T. Industries, Inc. The Complaint contained a breach of contract claim and unpaid-wages claim for each of the four plaintiffs; however on November 23, 1998, the Court entered an order dismissing with prejudice all of the unpaid-wages claims. A jury trial on the breach of contract claims was held in January 2000 and a verdict was rendered in favor of the Company. The plaintiffs' motions for partial judgement notwithstanding the verdict and for a new trial were denied at a subsequent hearing. A final judgement in this matter has not been entered. The Company has filed motions with respect to collecting certain costs and fees associated with this proceeding, which are currently scheduled for a hearing on April 24, 2000. Upon the entry of a final judgement, the Plaintiffs will have thirty days to file an appeal. The Company intends to continue to vigorously defend this action.

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

ITEM 4.  Submissions of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1999.

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

Year Ended Dec. 31, 1998                 High                    Low
------------------------                 ----                    ---

First Quarter:                         $  46.05              $  26.25
Second Quarter:                           31.95                  9.45
Third Quarter:                            17.85                  3.30
Fourth Quarter:                            8.40                  1.95


Year Ended Dec. 31, 1999
------------------------

First Quarter:                         $   5.616             $   1.000
Second Quarter:                            3.688                 1.063
Third Quarter:                             2.563                 1.063
Fourth Quarter:                            2.500                  .813

     As of March 31, 2000 there were 1,294,644 shares of Common Stock outstanding held of record by 66 holders. The Company believes that there are over 500 beneficial owners of the Common Stock, whose shares are held in street name.

1:15 Reverse Split

     At a special meeting of the stockholders held February 5, 1999, the Company's stockholders authorized a 1 for 15 reverse split of the Company's issued and outstanding common stock, which was effected on February 11, 1999.

     ALL SHARE AND PER SHARE CALCULATIONS PRESENTED IN THIS ANNUAL REPORT HAVE BEEN ADJUSTED TO GIVE EFFECT TO THE REVERSE SPLIT.

Dividend Policy

     The payment of dividends on the Company's Common Stock is within the discretion of the Company's Board of Directors. To date, the Company has not paid any dividends on its Common Stock, and does not expect to pay any dividends in the foreseeable future. The Company intends to retain all earnings for use in the Company's operations. The Credit Facility (defined below) limits the Company's ability to declare and pay out dividends.

Recent Sales of Unregistered Securities

     During 1999 certain holders of 8% Redeemable Convertible Debentures (the "Reg S Debentures") converted an aggregate of $189,204 in principal amount of such debentures and $33,840 in accrued but unpaid interest thereon into 157,047 shares of the Company's Common Stock. As of March 31, 2000 an aggregate of $229,204 principal amount of Reg S Debentures plus accrued but unpaid interest thereon of $41,035 have been converted into

206,324 shares of the Company's Common Stock at an average conversion price of $1.265 per share. The remaining principal amount of Reg S Debentures outstanding as of March 31, 2000 is $2,020,796. The issuance of shares of Common Stock by the Company pursuant to the conversion of Reg S Debentures was made in reliance upon an exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act").

     On March 31, 1999, the Company issued to two directors 11,759 and 22,734 shares, respectively, of its Common Stock, as payment for accrued but unpaid obligations owing by the Company to each of such individuals and/or their affiliates. The issuances of Common Stock by the Company were made in reliance upon Section 4(2) of the Securities Act.

     On March 31, 1999, the Company granted to executive officers and key employees of the Company options pursuant to the Company's 1992 and 1998 Stock Option Plans, as follows:

       (i) The Company granted to an executive officer of the Company ten year options pursuant to the 1992 Stock Option Plan to purchase up to 1,800 shares of the Company's Common Stock, at an exercise price of $1.063 ( the closing sales price for the Common Stock on March 31,1999). Such options vested immediately upon grant;

       (ii) The Company granted to an executive officer of the Company ten year options pursuant to the 1998 Stock Option Plan to purchase up to 1,800 shares of the Company's Common Stock, at an exercise price of $1.063 (the closing sales price for the Common Stock on March 31, 1999). Such options vested immediately upon grant;

       (iii) The Company granted to a key employee of the Company ten year options pursuant to the 1992 Stock Option Plan to purchase up to 307 shares of the Company's Common Stock, at a price of $1.063 (the closing sales price for the Common Stock on March 31, 1999). Such options vest in equal quarterly installments over the course of four (4) years from the date of the option grant; and

       (iv) The Company granted to certain key employees of the Company options pursuant to the Company's 1998 Stock Option Plan to purchase up to an aggregate of 29,000 shares of the Company's Common Stock, at an exercise price of $1.063 (the closing sales price for the Common Stock at March 31, 1999). Such options vest in equal quarterly installments over the course of four (4) years from the date of the option grant.

The grants of options by the Company were made in reliance upon Section 2(a)(3) and/or 4(2) of the Securities Act.

     In addition, on March 31, 1999 the Company re-priced all outstanding options under the 1992 Stock Option Plan exercisable to purchase up to an aggregate of 93 shares of the Company's Common Stock, to 1.063 per share (the closing sales price of the Company's Common Stock at March 31, 1999).

     On June 9, 1999, the Company granted ten year options to (i) an executive officer of the Company, pursuant to the Company's 1992 Stock Option Plan, to purchase up to 1,800 shares of the Company's Common Stock; (ii) an executive officer of the Company, pursuant to the Company's 1998 Stock Option Plan, to purchase up to 1,800 shares of the Company's Common Stock, and (iii) a key employee of the Company, pursuant to the Company's 1998 Stock Option Plan, to purchase up to 3,000 shares of the Company's Common Stock . All of such options are exercisable at an exercise price of $2.25 per share (the closing sales price for the Company's Common Stock on June 30, 1999), and vested immediately upon grant. The grants of options by the Company were made in reliance upon Section 2(a)(3) and/or 4(2) of the Securities Act.

     On June 9, 1999, the Company issued to two of its directors 2,777 shares of Common Stock, respectively, in lieu of owed and unpaid director's fees to each director in the amount of $6,250. The issuance of such shares was based on a price per share of $2.25 (the closing sales price for the Company's Common Stock on June 30, 1999). The issuances of Common Stock by the Company were made in reliance upon Section 4(2) of the Securities Act.

     On December 8, 1999, the Company authorized the issuance of an aggregate of 23,180 shares of Common Stock to two of its directors in lieu of unpaid directors fees of an aggregate of $25,000. The issuances of such shares is based on a price per share of $1.08 (the average closing sales price of the Company's Common Stock on September 30, 1999 and December 31, 1999). The issuances of Common Stock by the Company will be made in reliance upon Section 4(2) of the Securities Act.

ITEM 6.  Management's Discussion and Analysis or Plan of Operation

General

     During each of fiscal 1995, 1996 and 1997, the Company posted increasing losses from its continuing operations. In an effort to reverse declining sales and continuing loss of its customers, the Company embarked upon a plan to (1) restructure its operations and (2) expand its business through acquisitions.

     During fiscal 1997, the Company purchased new machinery and equipment to update obsolete and out-dated existing machinery and equipment at the Florida Facility as well as pursued the acquisition of additional manufacturing and distribution capabilities through the Merger on August 29, 1997.

     As a result of the Merger, the Company acquired the capacity to manufacture friction materials for its own use in the manufacture and remanufacture of brake products as well as with respect to sales to third parties and other manufacturers. Following the Merger, the senior management of Quality became the senior management of the Company. The Merger was accounted for using the purchase accounting method and the results of Quality have therefore been included in the Company's results since the date of the Merger. The Company recorded goodwill, in the approximate amount of $6,380,000, representing the excess of the purchase price over the value of the acquired assets and liabilities (in accordance with estimates of fair market value on the date of the Merger). Goodwill is being amortized over 20 years. Amortization expense for the year ended December 31, 1999 and accumulated amortization at December 31, 1999 was $318,996 and $744,324, respectively.

     Since the Merger in 1997, the Company , as measured by sales growth, has doubled in size. In order to support this type of growth however, the Company was required to direct its focus to maximizing customer order fulfillment irrespective of the increased costs and resultant production inefficiencies associated with executing such a plan. While the Company was able to manage its growth without sacrificing the quality, consistency or availability of its products, the costs associated with hiring and training a substantial number of additional employees created inefficiencies which ultimately delayed the Company's return to profitability until the second quarter of 1999.

     The Company's internal projections were to process sales in excess of $30 million for fiscal 1999. For the first six months of 1999, the Company had sales of approximately $15.4 million representing an increase of 64% from the comparable period of 1998. During the second half of 1999, however, the Company recorded sales of only approximately $10.4 million, representing a decrease of 8.5% from the comparable period of 1998 and one-third below the Company's internal projections for such period. While overall annual sales increased 24% to approximately $25.8 million as compared with approximately $20.7 million for 1998, the revenue increase of 64% in the first six months of 1999 followed by a decrease of 8.5% in the second half of 1999, presented operational challenges not reflected in the 24% year to year increase.

     The decrease in sales in the last six months of 1999 was primarily attributable to the temporary reduction of orders from the Company's two largest customers resulting from a perceived over-supply of inventory at their respective distribution centers. In addition, business the Company had anticipated to receive from a significant new customer did not materialize. These events contributed to the reduction of sales to approximately $5.9 million (approximately 30% below the Company's internal projections) for the third quarter of 1999. Sales continued to be below the Company's internal projections during the fourth quarter of 1999, traditionally one of Company's weakest quarters, despite a resumption of normal orders from one of its two largest customers.

     The decline in sales in the second half of 1999 had a significant impact on the number of persons employed by the Company. In response to the decline, between mid-August and the end of the third quarter, the Company was required to lower overhead by reducing staffing by 81 full time employees. Further reductions were made in the fourth quarter. Accordingly, from a total of approximately 475 full-time employees at June 30, 1999, the Company ended fiscal 1999 with 269 full time employees.

     Customer orders for the quarter ended March 31, 2000, however, have increased to a level that has required the Company to hire and train new employees. As of March 31, 2000, the Company employed 324 persons, representing an increase of 55 full-time employees from the end of fiscal 1999. Assuming sales in fiscal 2000 reach the levels currently anticipated by the Company, the Company will be required to hire and train additional employees. Consequently, management believes that the Company's gross profit for the first quarter of 2000 will be reduced by increased labor costs attributable to the hiring and training of a significant number of new employees. Management believes that, in order to maximize gross profits, the Company will need to stabilize its workforce and monthly levels of production.

     As a result of the unanticipated reduction in sales during the second half of 1999, the Company was required to focus on conserving cash. The Company is in the process of rebuilding production capacity to the levels achieved prior to June 30, 1999. Management believes that, based on the current level of sales, the Company is approaching break-even operating profit and cash flow. Without a significant infusion of additional working capital, however, the Company's currently available cash reserves may not be sufficient to allow the Company to improve its production efficiencies, nor to protect itself from future unforeseen downturns as experienced in the last six months of fiscal 1999. Accordingly, since mid-November 1999, management has been (i) negotiating to retire the Reg S Debentures without having the holders of the Reg S Debentures further exercise their current conversion rights, and (ii) engaging in discussions with financial institutions and strategic investors regarding additional capital financing to solidify and stabilize the Company's balance sheet and thereby its ability to normalize production. There is no assurance that such financing will be available to the Company when needed, on commercially reasonable terms or at all.

Proposed Strategic Investment by Third Party

     On March 14, 2000, the Company entered into a non-binding letter of intent relating to a potential strategic investment by a third party in the Company. Under the terms of the letter of intent and subject to the satisfactory completion of due diligence, documentation and approval of such investment by the Company's shareholders, the strategic investment, as currently contemplated, should result in (i) the retirement of the Company's Reg S Debentures without further conversion, and (ii) the acquisition by the third party of newly issued shares of the Company, such that the third party would own approximately 65% of outstanding capital stock of the Company. Proceeds from the acquisition of the Company's capital stock would be used to improve product flow and upgrade the Company's production facilities. There can be no assurance that the proposed strategic investment will be consummated on the terms currently contemplated or at all.

Results of Operations

Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998

Net Sales. Net sales for the year ended December 31, 1999 were $25,791,996 as compared to net sales of $20,744,412 for the year ended December 31, 1998. The increase of $5,047,584 or 24% resulted from additional sales to customers obtained in 1998.

Gross Profit. For the year ended December 31, 1999, the Company had a gross profit of $6,032,548, representing an increase of $2,152,221 when compared to the gross profit of $3,880,327 for the year ended December 31, 1998. Gross profit as a percentage of sales was 23.4% in 1999 as compared to 18.7% in 1998. The increase in gross profit was attributable to the increase in sales primarily during the first half of 1999 together with an improvement in the relative cost of sales per dollar of sales revenue. Cost of sales for the year ended December 31, 1999 was $19,759,448 as compared to $16,864,085 for the year ended December 31, 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 1999 were $7,105,572 as compared to $7,064,519, an increase of $41,053. The increase resulted from increased sales costs attributable to increased revenues during the first half of 1999.

Interest Expense. Interest expense increased by $600,694 or 43.3% from $1,388,369 in fiscal 1998 to $1,989,063 in fiscal 1999. The increase was the result of increased borrowing to support an increase in sales during the first six months of 1999 plus the increase in interest accrued on the Reg S Debentures.

Net Loss. Net loss for fiscal 1999 was $3,062,087 or $(2.72) per share based on the weighted average of 1,126,284 common shares outstanding compared to $4,572,561 or $(4.36) per share in fiscal 1998 based on the weighted average of 1,048,273 common and common equivalent shares outstanding. The decrease of net loss in fiscal 1999 was the result of increased sales which occurred primarily in the first six months of fiscal 1999 and additional improvement in gross profit margins as noted above.

Liquidity and Capital Resources

     During the year ended December 31, 1999, the Company financed its operations primarily through borrowings from its lending institution and cash generated by operations.

     At December 31, 1999, the Company had consolidated cash and short-term investments totaling $151,685 and a working capital deficit of $4,131,902. At December 31, 1998, the Company had consolidated cash and short-term investments totaling $338,641 and working capital of $1,712,185. The decrease in working capital was due primarily to the (i) the reduction in cash to fund the Company's net losses, (ii) the increase in short term debt obligations resulting from the reclassification of the Reg S Debentures to short term debt, (iii) the increase in accrued liabilities, and (iv) the reclassification of certain long term debt pending an amendment of the Senior Credit Agreement (defined below).

     Net cash used in financing activities for fiscal 1999 was $726,394 primarily as the result of the repayment of the Credit Facility (defined below) and other long term debt.

     At the year ended December 31, 1999, interest of approximately $840,000 was due and payable under outstanding obligations of the Company, in the form of two
(2) promissory notes aggregating approximately $4.5 million in principal. Such unpaid interest amount consists of interest accrued under the two promissory notes issued by the Company in connection with the Merger and which are held by two current directors of the Company.

     The principal source of capital for the Company's operations during the period from the Merger through August 9, 1999 was the line of credit ("the Credit Facility") between Quality and LaSalle Business Credit, Inc. On August 9, 1999 the Credit Facility was fully retired with the proceeds of the Company's new $15,000,000 Senior Credit and Term Loan Agreement ("Senior Credit
Agreement") with IBJ Whitehall, as Agent. The Senior Credit Agreement, at December 31, 1999 consisted of the following:

       (i) a secured revolving credit facility of up to $12.0 million. Advances are made by formula on the Company's accounts receivable and inventory balances. At December 31, 1999, the revolving credit facility had approximately $7.221 million of a possible $7.646 million outstanding. Interest is calculated at the prime rate plus .75% (9.25% at December 31, 1999);

       (ii) a term loan ("IBJ Term Loan") secured by machinery, property, plant and equipment, having an original loan amount of approximately $2.108 million of which $1.962 million was outstanding at December 31, 1999. Monthly installments of $36,459 under the term loan are due until maturity, at which time any balance owing is due. Interest is calculated at the prime rate plus 1% (9.5% at December 31, 1999);

       (iii) a capital expenditures loan ("CapEx Loan") which is a secured loan covering machinery and equipment put into service under a capital expenditure facility of 1999. The capital expenditures loan allows for the financing of up to $1,000,000 of capital expenditures from May 1, 1999 at an advance rate of 80% of the cost of the equipment. The original amount outstanding at the closing was $238,990. At December 31, 1999, the balance outstanding was approximately $226,000. The capital expenditures loan calls for monthly payments of 1/72 of each advance with any balance being due at the maturity date. Interest is calculated at the prime rate plus 1% (9.5% at December 31, 1999).

     The Company's obligation to pay the principal of, interest on, premium, if any, and all other amounts payable on account of the Senior Credit Agreement, is secured the by the inventory, accounts receivables and machinery and equipment of the Company, as well as the pledge of all of the Company's ownership interest in it's principal subsidiary, Quality Automotive Company. Pursuant to the terms of the Senior Credit Agreement, under certain restrictive criteria, the Company may choose to borrow under a formula equal to 300 basis points over LIBOR. The Senior Credit Agreement contains covenants which restrict the Company's ability to declare cash dividends and require the Company to maintain certain financial ratios such as fixed charge coverage and a minimum net worth. At December 31, 1999, the Company was not in compliance with certain financial covenants and, as a result, an event of default existed. Effective April 14, 2000, IBJ Whitehall waived the event of default. The Company is negotiating an amendment to the Senior Credit Agreement which would effectively cure such default; however, at December 31, 1999, the portion of the IBJ Term Loan and CapEx Loan scheduled for payment in 2001 and 2002 have been classified as a current liability.

     In February 1998 the Company obtained short-term financing through the private placement of debt and equity securities to an affiliate and a director of the Company, respectively. The sale was made pursuant to a private placement consisting of two (2) unsecured non-negotiable promissory notes in the aggregate principal amount of $400,000, bearing interest at the rate of 10.5% per annum, and warrants to purchase up to an aggregate of 6,666 shares of the Common Stock, until February 2003, at a conversion price equal to $30.00 per share subject to adjustment in certain conditions. The net proceeds to the Company were approximately $370,000. On July 23, 1998, the Company prepaid in full one of the promissory notes, in the principal amount of $50,000 (together with accrued interest thereon). The other promissory note, in the principal amount of $350,000, was satisfied in full on its February 2, 1999 maturity date.

     On March 31, 1998, the Company entered into the USAM Revolving Loan with Galt Financial Ltd. (the "USAM Revolving Loan"), pursuant to which up to $2.0 million was made available to the Company. At December 31, 1998 an aggregate of up to $1.05 million had been advanced to the Company under the USAM Revolving Loan. An additional amount of $350,000 was advanced to the Company under the USAM Revolving Loan on February 28, 1999 and used by the Company to satisfy the $350,000 promissory note issued in the February 1998 private placement. The USAM Revolving Loan was secured by a general security interest in the personal property of the Company's Florida facility as well as a first mortgage security interest in the Company's

Florida property. Under the terms of the USAM Revolving Loan, the Company granted five year warrants to purchase up to 21,000 shares of the Company's Common Stock at an exercise price of $1.43 per share for 17,500 shares and $1.97 for the additional 3,500 shares. The USAM Revolving Loan was prepaid on August 9, 1999 with the proceeds made available from the Senior Credit Agreement.

     In addition to the Credit Facility and the USAM Revolving Loan, the Company obtained additional financing through the sale on June 30, 1998, of Reg S
Debentures, in the aggregate principal amount of $2,250,000. The Reg S Debentures represent unsecured obligations of the Company and outstanding Reg S Debentures must be converted into shares (the "Conversion Shares") of the Company's Common Stock at maturity date (December 31, 2000) unless they have been converted earlier, at the option of the holder. The conversion price of the Reg S Debentures will be equal to 80% of the average closing bid price of the shares of Common Stock as quoted on the Nasdaq SmallCap Market for the five (5) trading days immediately preceding the date of conversion. Notwithstanding the foregoing, the Company is not obligated to issue more than 209,660 Conversion Shares (the "Maximum Conversion Share Allotment") without obtaining approval of its stockholders. The Company had agreed, at its expense, to (x) file with the Securities and Exchange Commission ("SEC") on or before August 29, 1998, a registration statement covering the issuance by the Company of the Conversion Shares and (y) use its reasonable best efforts to cause such registration statement to be declared effective under the Act as soon as possible thereafter.

     The Reg S Debentures provided for interest at 8% per annum (subject to increase under certain circumstances), payable upon conversion or redemption of the Reg S Debentures, in cash or shares of Common Stock, at the option of the Company. The interest rate increased to 20% per annum for the period commencing January 1, 1999 since the underlying Conversion Shares are not covered by a registration statement filed with the SEC. At such time as the underlying shares are tradable, without regard to registration, the interest rate will revert to the 8% per annum. Further, if upon conversion of the Reg S Debentures the Company would otherwise issue shares of Common Stock in excess of the Maximum Conversion Share Allotment, the interest rate on the Reg S Debentures will, effective as of the issuance of the Maximum Conversion Share Allotment, increase to 25% per annum with respect to the unconverted Reg S Debentures. The Company has agreed that if it has not either retired the remaining Reg S Debentures with accrued but unpaid interest within ten (10) days of the issuance of the Maximum Conversion Share Allotment or issued a proxy statement soliciting stockholder authorization to issue additional shares in lieu of such cash redemption of the remaining Reg S Debentures, the Company would pay a penalty equal to the difference between the interest rate paid since inception and 25% on those Reg S Debentures which remain outstanding after the issuance of the Maximum Share Allotment. Such penalty will not be applicable if the Company issues the proxy statement referred to above.

     The Company may redeem the Reg S Debentures at any time, upon 30 days prior written notice as to redemptions made, or upon three days notice for redemption pursuant to (ii) hereof (a "Redemption Notice"), at a redemption price equal to
(i) 125% of the principal amount of, plus accrued interest on, the Reg S Debentures, or (ii) 100% of the principal amount of, plus accrued interest on, the Reg S Debentures in the event that the Company shall have issued the Maximum Conversion Share Allotment. In addition, if the Company redeems the Reg S
Debentures any time after the Company has issued the Maximum Conversion Share Allotment, the Company has also agreed to issue to the holders of the Reg S Debentures to be redeemed a number of warrants (the "Redemption Warrants") equal to one-half of the principal amount of Reg S Debentures to be redeemed. If issued, the Redemption Warrants will be exercisable for a period of five years from the date of issuance at an exercise price equal to either (i) the greater of (A) $15.00 per share; (B) 115% of the average of the closing bid price of the Common Stock for the five trading days immediately preceding the Redemption Date or (ii) in the event that an exercise price under alternative (i) is determined by Nasdaq to be an issuance below the then current market price within the meaning of NASD Rule 4310(c)(25)(H) (or any successor rule), the exercise price will be equal to the closing bid price of the Common Stock on June 30, 1998 and the number of Warrant Shares issuable will be subject to adjustment as provided in the Redemption Warrant. The Redemption Warrants, if any, will be redeemable by the Company upon notice of not less than 30 days, at a price of $.05 per Redemption Warrant but only to the extent that the shares of Common Stock underlying the Redemption Warrants are transferable either pursuant to an effective registration statement or pursuant to Rule 144 of the Act and the closing bid price of the Common Stock on all 15 trading days ending on the day on which the Company gives notice has been at least 150% of the then effective exercise price of the Redemption Warrants. If issued, the Redemption Warrants will be exercisable either on a cash or "cashless" basis and the holders will have certain registration rights with respect to the shares of Common Stock issuable upon exercise of the Redemption Warrants.

     During the year ended December 31, 1999, certain holders of the Reg S Debentures converted $189,204 principal amount of their debentures plus accrued interest thereon into 157,047 shares of the Company's Common Stock at an average conversion price of $1.42 per share.

Inflation

     Inflation has historically not had a material effect on the Company's operations.

Impact of the Year 2000

     As at March 31, 2000, the Company has not experienced any negative Year 2000 effect, from either its own, or its customer's computing systems.

ITEM 7.  Financial Statements

     The  Consolidated   Financial  Statements  of  the  Company  appear  herein
following Item 13 below.

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     There  were  no  changes  in  and/or   disagreements  with  accountants  on
accounting and financial disclosures during the fiscal year ended December 31, 1999.

                                    Part III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The table below sets forth the name, age and certain information as to the Directors and executive officers of the Company.

Name               Age                   Position
----               ---                   --------

John W. Kohut       53    Chairman of the Board, Director (1)
Martin Chevalier    54    Chief Executive Officer, President and Director
Jerry W. Perry      51    Chief Operating Officer,  Executive Vice President and
                          Director
David Love          65    Director (1)
Mandel Sherman      61    Director (1)


-----------
(1) Member, Audit Committee


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

Jerry W. Perry has been a director  of the Company  since  September  1999.  Mr.
Perry was elected to Executive Vice President and Chief Operating Officer in August 1999. Prior to his election, from June 1992 to August 1999, Mr. Perry served as Vice President-Operations of Quality Automotive Company. Prior to joining Quality, Mr. Perry was General Manager for Akebono America, a manufacturer of brake parts.

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

Compliance with Section 16(a) of the Securities Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10 percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms received by the Company, the Company believes that, during the year ended December 31, 1999, all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were complied with, except that (i) a Form 3 for August 1999 covering one officer of the Company elected to an executive office of the Company during that month, was not timely filed; (ii) a Form 4 for March 1999 covering four directors in connection with options granted and shares of Common Stock issued during that month, was not timely filed; (iii) a Form 4 for June 1999 covering four directors in connection with options granted and shares of Common Stock issued during that month, was not timely filed; and (iv) a Form 4 for December 1999 covering two directors in connection with shares of Common Stock issued during that month, was not timely filed.

ITEM 10.  Executive Compensation

     The following table sets forth for the fiscal years ended December 31, 1999, 1998 and 1997 the compensation of the Company's Chief Executive Officer (the "Named Executive"). No other executive officer of the Company received aggregate compensation in excess of $100,000 during the year ended December 31, 1999.

                                         SUMMARY COMPENSATION TABLE

                                              Annual Compensation          Long-Term Compensation
                                              -------------------          ----------------------

                                                                           Securities      All Other
                      Principal      Fiscal                                Underlying       Compen
Name                  Position        Year      Salary($)    Bonus($)      Options (#)      sation
----                  --------        ----      ---------    --------      -----------      ------
Martin Chevalier  President and
                  Chief Executive     1999     $ 225,000       0               3,600      16,440
                  Officer             1998     $ 225,000       0               6,666      21,900
                                      1997        75,000(1)    0                   0          --

----------
(1) Based on four months employment at an annual rate of $225,000. Mr. Chevalier was employed by the Company effective August 29, 1997, following the Merger.

     The following table sets forth information concerning stock options granted in the year ended December 31, 1999 to the Named Executive:

              Options Grants in Fiscal Year Ended December 31, 1999

                            Individual Grants
                            -----------------

                       Number of
                      Securities      Percent of Total
                      Underlying       Options Granted    Exercise
                         Options       to Employees in       Price    Expiration
Name                 Granted (#)       Fiscal Year (%)      ($/Sh)    Date
----                 -----------       ---------------      ------    ----
Martin Chevalier        1,800(1)            4.6%             $1.06    3/31/2009
                        1,800(1)            4.6%              2.25    6/30/2009

----------
(1) Represents options granted under the Company's 1992 Stock Option Plan. These options vested in full and were immediately exercisable upon the date of grant.

     The following table sets forth information concerning the value of options exercised during the year ended December 31, 1999 and the value of unexercised stock options held by the Named Executive as of December 31, 1999. No options were exercised by the Named Executive during the fiscal year ended December 31,1999:


                 Aggregated Option Exercises and Year End Values

                                             Number of Securities
                                                  Underlying                     Value of Unexercised
                                             Unexercised Options                 In-the-Money Options
                         Shares            at December 31, 1999(#)             At December 31, 1999($)*
                        Acquired           -----------------------             ------------------------
                           on
Name                  Exercise(#)          Exercisable     Unexercisable     Exercisable      Unexercisable
----                  -----------          -----------     -------------     -----------      -------------
Martin Chevalier           0               6,266(1)             4,000             --                --

----------
* Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year-end market value of the Common Stock, which was $0.87 on December 31, 1999.

(1) Includes (i) 2,666 shares underlying options granted under the Company's 1998 Stock Option Plan and (ii) 3,600 shares underlying options granted under the Company's 1992 Stock Option Plan.

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

     The Company had entered into a consulting agreement, which terminated January 31, 1999, with Baroque Investments Inc. ("Baroque"), of which Mr. Sherman is the President, pursuant to which Baroque had agreed to provide overall strategic advice and planning in connection with the acquisition and/or development of complementary products and businesses and the finances of the Company. The agreement provided for an annual rate of $60,000, payable in monthly installments of $5,000, plus reasonable and necessary expenses.

Committees of the Board of Directors

     In August 1997, the Company established an Audit Committee comprised of Messrs. Love, Kohut and Sherman. The Audit Committee, among other things, makes recommendations to the Board of Directors with respect to the engagement of the Company's independent certified public accountants and the review of the scope and effect of the audit engagement.

Director Fees and Other Remuneration

     All directors receive a director's fee of $25,000 per annum in connection with their participation on the Board of Directors; provided, however, that each director is deemed to have waived such fee, or portion thereof during that year, to the extent that during such year such director otherwise receives compensation from the Company for services rendered in excess of such aggregate fee. Mr. Love receives the $25,000 annual director's fee and Mr. Sherman, effective with the expiration of the Baroque consulting contract on January 31, 1999, likewise received the annual director's fee.

     On each of March 31, June 9 and December 8, 1999, the Company issued or authorized for issuance an aggregate of 37,101 and 26,126 shares of Common Stock, respectively, to Messrs. Sherman and Love. The issuances were made and are to be made in lieu of payment of accrued directors' fees and the number of shares of Common Stock issued and to be issued to each director on each such date was determined by dividing the amount of accrued and unpaid directors' fees owed to each director by the closing price per share of the Company's Common Stock on the Nasdaq SmallCap market on or about the date of issuance or authorization for issuance.

     During each of fiscal 1998 and 1999, the Company paid to RamKo, of which Mr. Kohut is the President, the sum of $180,000, pursuant to the Company's consulting agreement with RamKo.

Stock Option Plans

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

     As of December 31, 1999, options to purchase an aggregate of 3,943 shares under the 1992 Plan have been granted at exercise prices ranging from $1.06 per share to $2.25 per share. Of such options, 3,600 options have been granted to an officer and director of the Company.

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

     As of December 31,1999, options to purchase up to an aggregate of 51,231 shares of Common Stock were outstanding under the 1998 Plan, at exercise prices ranging from $1.06 per share to $14.53 per share. Of such options, (i) an aggregate of 20,331 options have been granted to officers and directors at an exercise price of $14.53 per share, (ii) an aggregate of 8,800 options have been granted to officers and directors at an exercise price of $1.06 per share, and
(iii) an aggregate of 4,800 options have been granted to officers and directors at an exercise price of $2.25 per share. Such options become exercisable at various dates and expire at the end of not more than ten (10) years from the date of the grant or within sixty days of termination of employment with the Company, which ever is earlier. For purposes of such options, the Company shall at all times reserve and keep available, free from preemptive rights, out of its authorized but unissued Common Stock, the full number of shares of Common Stock issuable upon the exercise of the options.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 31, 2000, the number of shares of the Company's outstanding Common Stock beneficially owned by (i) each director of the Company; (ii) each person who is known by the Company to beneficially own 5% or more of the outstanding Common Stock; (iii) each of the Named Executives; and (iv) all of the Company's directors and executive officers as a group (based on information furnished by such persons). Unless otherwise indicated, the beneficial owners exercise sole voting and/or investment power over their shares.

                                                                     Beneficial
Name and Address of Beneficial         Amount and Nature of            Percent
Owner(1)                              Beneficial Ownership(2)
------------------------------        -----------------------        ----------
Elmgrove Associates II., L.P.(3)             135,166(4)                 9.8%
Mandel Sherman(5)                            176,966(4)(6)             13.0%
Martin Chevalier                              79,758(7)                 6.1%
John W. Kohut                                 55,344(8)                 4.3%
David Love (9)                                27,892(10)                2.2%

Jerry W. Perry                                 6,500(11)                 *

All executive officers and directors         346,460(12)               24.6%
as a group (5 persons)

----------
*    less than 1%

(1) Unless otherwise indicated, the address of each beneficial owner of more than 5% of the Common Stock is c/o the Company.

(2) A person is deemed to be the beneficial owner of voting securities that can be acquired by such person within 60 days from March 31, 2000 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of March 31, 2000 have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) Elmgrove's address is 210 Dartmouth, Pawtucket, RI 02860. Mandel Sherman, a director of the Company, is President of the General Partner of Elmgrove.

(4) Includes (i) 85,166 shares of Common Stock issuable upon exercise of currently exercisable warrants, and (ii) 50,000 shares of Common Stock held by Elmgrove which are subject to a lock-up agreement, dated August 29, 1997, whereby Elmgrove has agreed to certain volume restrictions and limitations on the sale of these shares over a 5 year period.

(5) Mr. Sherman's address is c/o Elmgrove Associates II, L.P. at 210 Dartmouth, Pawtucket, RI 02860.

(6)  Includes  (i)  37,101  shares  of  Common  tock  beneficially  owned by Mr.
     Sherman, (ii) 1,866 shares of Common Stock issuable upon exercise of currently exercisable options, (iii) 5,833 shares of Common Stock issuable upon exercise of currently exercisable warrants, and (iv) 135,166 shares beneficially owned by Elmgrove Associates II, L.P., for which Mr. Sherman may also be deemed to be the beneficial owner by virtue of his position as President of the General Partner of Elmgrove. Does not include 2,800 shares of Common Stock underlying issued and outstanding options which are not currently exercisable.

(7) Includes (i) 73,492 shares of Common Stock beneficially owned by Mr. Chevalier, and (ii) 6,266 shares of Common Stock issuable upon exercise of currently exercisable options. Except for the aforementioned option shares, all of the shares are subject to a lock-up agreement, dated August 29, 1997, restricting the sale of shares over a 5 year period. Does not include 4,000 shares of Common Stock underlying issued and outstanding options which are not currently exercisable.

(8) Includes (i) 49,078 shares of Common Stock beneficially owned by Mr. Kohut, and (ii) 6,266 shares of Common Stock issuable upon exercise of currently exercisable options. Except for the aforementioned option shares, all of the shares are subject to a lock-up agreement, dated August 29, 1997, restricting the sale of shares over a 5 year period. Does not include 4,000 shares of Common Stock underlying issued and outstanding options which are not currently exercisable.

(9) Mr. Love's address is 68 Hammond Pond Parkway, Chestnut Hill, Massachusetts 02167.

(10) Includes (i) 26,126 shares of Common Stock  beneficially owned by Mr. Love,
     (ii) 933 shares of Common Stock issuable upon exercise of currently exercisable options, and 833 shares of Common Stock issuable upon exercise of currently exercisable warrants. Does not include 1,400 shares of Common Stock underlying issued and outstanding options which are not currently exercisable.

(11) Includes 6,500 shares of Common Stock issuable upon exercise of currently exercisable options. Does not include 3,500 shares underlying issued and outstanding options which are not currently exercisable.

(12) Includes and aggregate of 113,663 shares of Common Stock issuable upon exercise of currently exercisable options and warrants. Does not include an aggregate of 15,700 shares of Common Stock underlying issued and outstanding options which are not currently exercisable.

ITEM 12 Certain Relationships and Related Transactions

     In 1995, the Company entered into a consulting agreement, which terminated on January 31, 1999, with Baroque Investments Inc. ("Baroque"), of which Mr. Sherman (a director of the Company) is the President. Such consulting agreement provided for Baroque to render overall strategic advice and planning in connection with the acquisition and/or development of complementary products and businesses and the finances of the Company. The agreement provided for an annual rate of $60,000, payable in monthly installments of $5,000, plus reasonable and necessary expenses.

     In connection with the consummation of the Merger with Quality on August 29, 1997, each of Messrs. Chevalier and Kohut, as shareholders of Quality Automotive Company, received promissory notes from the Company, in the amounts of $2,697,841.73 and $ 1,802,158.27, respectively, as well as 73,492 and 49,078 shares of Common Stock, respectively. Such notes bear interest at a rate of 8% per annum, payable quarterly commencing August 1, 1998, and are payable in full on October 31, 2002. Such notes are the direct obligation of Quality and are guaranteed by U.S. Automotive, which also pledged all of its stock in Quality as additional collateral. Mr. Kohut currently serves as a director and principal financial officer of the Company and Mr. Chevalier serves as a director and President of the Company. The holders of the notes have agreed to subordinate their rights under the notes to the rights of the lender under the Senior Credit Agreement.

     On August 29, 1997, the Company entered into a three-year consulting agreement with RamKo, of which Mr. Kohut (a director and Chairman of the Board of the Company) is the President. The consulting agreement provides for quarterly payments to RamKo of $45,000 plus reasonable and necessary expenses. The consulting agreement also provides that RamKo and its directors, shareholders, agents, officers and employees shall not perform services or engage in any business deemed to be in competition with the Company. The agreement may be terminated for "cause" by the Company.

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

     On each of March 31, June 9 and December 8, 1999, the Company issued or authorized for issuance an aggregate of 37,101 and 26,126 shares of Common Stock, respectively, to Messrs. Sherman and Love. The issuances were made and are to be made in lieu of payment of accrued directors' fees and the number of shares issued and to be issued to each director on each such date was determined by dividing the amount of accrued and unpaid directors' fees owed to each director by the closing price per share of the Company's Common Stock on the Nasdaq SmallCap market on or about the date of issuance or authorization for issuance.

ITEM 13.  Exhibits, Lists and Reports on Form 8-K

     (a)  Financial Statements

          See list of Financial Statements on F-1.

     (b)  Reports on Forms 8-K and 8-K/A

          The Company did not file any reports with the Securities and Exchange Commission on Form 8-K during the quarter ended December 31, 1999.

     (c)  Exhibits

          3.1     Amended and Restated Certificate of Incorporation (1)

          3.2     By-laws of the Company (1)

          4.1 Form of certificate evidencing Common Stock, $.001 par value, of the Company, (1)

          10.1 Form of Employment Agreement, dated August 29, 1997, of Martin Chevalier(4)

          10.2 Agreement and Plan of Merger dated as of June 6, 1997, by and among the Company, its subsidiary, Quality Automotive Company and its stockholders. (2)

          10.3 Amended and Restated Promissory Note, dated August 29, 1997, to each of John W. Kohut and Linda S. Ram ("Kohut and Ram Note") (4)

          10.4    Second Amendment to Kohut and Ram Note (6)

          10.5 Amended and Restated Promissory Note, dated August 29, 1997, to each of Martin and Malvina B. Chevalier ("Chevalier Note")(4)

          10.6    Second Amendment to Chevalier Note (6)

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

          10.16 Third Amendment, dated December 26, 1995 to the Credit Agreement (4)

          10.17 Waiver, Fourth Amendment and Assumption Agreement, dated August 29, 1997 to the Credit Agreement (4)

          10.18   Fifth   Amendment  dated  February  24,  1999  to  the  Credit
                  Agreement.(6)

          10.19 Settlement Agreement, dated January 30, 1997, with former officer and director of the Company and his affiliates (3)

          10.20 Form of Promissory Note issued in favor of each of Elmgrove and David Love (4)

          10.21 Form of Warrant issued in favor of each of Elmgrove and David Love (4)

          10.22 Form of Registration Rights Agreement issued in favor of each of Elmgrove and David Love(4)

          10.23 Form of $2,000,000 Revolving Credit Agreement, dated March 31, 1998 (6)

          10.24   Form of Revolver Note in Revolving Credit Agreement (6)

          10.25   Form of Warrant Certificate in Revolving Credit Agreement (6)

          10.26   Form of 8% Convertible Debenture dated June 29, 1998 (5)

          10.27 Form of Senior Credit Agreement with IBJ Whitehall, dated as of July 30, 1999.

          10.28 Form of Revolving Note of the Company pursuant to the Senior Credit Agreement, dated July 30, 1999.

          10.29 Form of Term Note of the Company pursuant to the Senior Credit Agreement, dated July 30, 1999.

          10.30 Form of CapEx Note of the Company pursuant to the Senior Credit Agreement, dated July 30, 1999.

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

(5) Incorporated by reference to the comparable exhibit contained in the Current Report on Form 8-K filed by the Company for the event dated July 29, 1998.

(6) Incorporated by reference to the comparable exhibits contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998

              U.S. AUTOMOTIVE MANUFACTURING, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Independent Public Accountants                                     F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998                 F-3

Consolidated Statements of Operations for the years
 ended December 31, 1999 and 1998                                            F-4

Consolidated Statements of Stockholders' Equity  for the years
 ended December 31, 1999 and 1998                                            F-5

Consolidated Statements of Cash Flows  for the years
 ended December 31, 1999 and 1998                                            F-6

Notes to Consolidated Financial Statements                                   F-7

                    Report of Independent Public Accountants

To the Board of Directors and Stockholders of U.S. Automotive Manufacturing, Inc.:

We have audited the accompanying consolidated balance sheets of U.S. Automotive Manufacturing, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Automotive Manufacturing, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     /S/ ARTHUR ANDERSEN LLP

Richmond, Virginia
March 17, 2000

              U.S. Automotive Manufacturing, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                        As of December 31, 1999 and 1998

                                              Assets

                                                                                    1999                 1998
                                                                                ------------         ------------
Current assets:
            Cash                                                                $    151,685         $    338,641
            Accounts receivable, net of allowance
                of $73,000 and $195,000, respectively                              3,531,487            5,043,316
            Inventories                                                            8,745,814            9,420,570
            Prepaid expenses and other                                                27,978               16,078
                                                                                ------------         ------------
                   Total current assets                                           12,456,964           14,818,605

Property, plant, and equipment, net                                               10,965,687           11,062,084
Other assets:
            Goodwill, net                                                          5,635,673            5,954,669
            Deferred loan costs, net                                                 397,989              216,000
                                                                                ------------         ------------
                   Total assets                                                 $ 29,456,313         $ 32,051,358
                                                                                ============         ============

                            Liabilities and Stockholders' Equity
Current liabilities:
            Line of credit                                                      $  7,220,713         $  7,691,370
            Current portion of long-term debt                                      4,299,657              693,163
            Accounts payable                                                       3,518,527            3,965,184
            Accrued liabilities                                                    1,549,969              756,703
                                                                                ------------         ------------
                   Total current liabilities                                      16,588,866           13,106,420

Long-term liabilities:
            Long-term debt, less current portion                                     124,079            3,852,408
            Notes payable to stockholders                                          5,340,000            4,980,000
                                                                                ------------         ------------
                   Total liabilities                                              22,052,945           21,938,828
                                                                                ------------         ------------
Commitments and contingencies
Stockholders' equity:
            Common stock, ($.001 par value, 5,000,000 and
            30,000,000 shares authorized, 1,268,547 and
            1,048,273 shares issued and outstanding, respectively)                     1,268                1,048
            Additional paid-in capital                                            39,252,927           38,900,222
            Accumulated deficit                                                  (31,850,827)         (28,788,740)
                                                                                ------------         ------------
                   Total stockholders' equity                                      7,403,368           10,112,530
                                                                                ------------         ------------
                   Total liabilities and stockholders' equity                   $ 29,456,313         $ 32,051,358
                                                                                ============         ============


The accompanying notes are an integral part of these consolidated balance sheets.

              U.S. Automotive Manufacturing, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                 For the Years Ended December 31, 1999 and 1998

                                                     1999             1998
                                                 ------------     ------------
Net sales                                        $ 25,791,996     $ 20,744,412
Cost of sales                                      19,759,448       16,864,085
                                                 ------------     ------------
                    Gross profit                    6,032,548        3,880,327
                                                 ------------     ------------
Operating expenses:
            Selling and delivery                    3,087,462        2,852,396
            General and administrative              4,018,110        4,212,123
                                                 ------------     ------------
                    Total operating expenses        7,105,572        7,064,519
                                                 ------------     ------------
                    Operating loss                 (1,073,024)      (3,184,192)
Interest expense                                   (1,989,063)      (1,388,369)
                                                 ------------     ------------
Net loss                                         $ (3,062,087)    $ (4,572,561)
                                                 ============     ============
Loss per common share (basic and diluted)        $      (2.72)    $      (4.36)
                                                 ============     ============
Weighted average common shares outstanding          1,126,284        1,048,273
                                                 ============     ============


 The accompanying notes are an integral part of these consolidated statements.

              U.S. Automotive Manufacturing, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 1999 and 1998


                                           Common Stock
                                     ----------------------- Additional
                                                   Par        Paid-in         Accumulated
                                       Shares      Value      Capital          Deficit         Total
                                       ------     ------      -------          -------         -----
Balance, December 31, 1997           1,048,273   $ 1,048    $ 38,900,222   $ (24,216,179)  $ 14,685,091
    Net loss                                --        --              --      (4,572,561)    (4,572,561)
                                     ---------   -------    ------------   -------------   ------------
Balance, December 31, 1998           1,048,273     1,048      38,900,222     (28,788,740)    10,112,530
    Conversion of debentures           157,047       157         278,602              --        278,759
    Issuance of common stock
        for director fees               63,227        63          74,103              --         74,166
    Net loss                                --        --              --      (3,062,087)    (3,062,087)
                                     ---------   -------    ------------   -------------   ------------
Balance, December 31, 1999           1,268,547   $ 1,268    $ 39,252,927   $ (31,850,827)  $  7,403,368
                                     =========   =======    ============   =============   ============


 The accompanying notes are an integral part of these consolidated statements.

              U.S. Automotive Manufacturing, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 1999 and 1998


                                                                              1999           1998
                                                                           -----------    -----------
Cash flows from operating activities:
            Net loss                                                       $(3,062,087)   $(4,572,561)
            Adjustments to reconcile net loss to net
                cash provided by (used in) operating activities:
                      Depreciation and amortization                          1,632,147      1,367,373
                      Rollover of accrued interest into shareholder note       360,000        480,000
                      Net loss on disposal of fixed assets                       3,548        130,829
                      (Increase) decrease in:
                                Trade receivables                            1,511,829     (2,242,561)
                                Inventories                                    674,756       (681,542)
                                Prepaid expenses and other                     (11,900)       409,703
                      Increase in:
                                Accounts payable and accrued liabilities       510,330      1,155,917
                                                                           -----------    -----------
                                Net cash provided by (used in) operating
                                        activities                           1,618,623     (3,952,842)
                                                                           -----------    -----------
Cash flows from investing activities:
            Proceeds from sale of fixed assets                                  82,992         95,000
            Purchase of property and equipment                              (1,162,177)    (2,025,734)
                                                                           -----------    -----------
                                Net cash used in investing activities       (1,079,185)    (1,930,734)
                                                                           -----------    -----------
Cash flows from financing activities:
            (Repayments) borrowings of line of credit
                and long-term debt, net                                       (403,288)     3,240,374
            Proceeds from issuance of convertible debentures                        --      2,250,000
            Deferred loan costs                                               (323,106)      (270,000)
                                                                           -----------    -----------
                                Net cash (used in) provided by financing
                                        activities                            (726,394)     5,220,374
                                                                           -----------    -----------
Net decrease in cash                                                          (186,956)      (663,202)
Cash, beginning of year                                                        338,641      1,001,843
                                                                           -----------    -----------
Cash, end of year                                                          $   151,685    $   338,641
                                                                           ===========    ===========


 The accompanying notes are an integral part of these consolidated statements.

              U.S. Automotive Manufacturing, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

1.   Business Operations and Organization:

U.S. Automotive Manufacturing, Inc. is a Delaware corporation formed on January 16, 1992. U.S. Automotive Manufacturing, Inc. and its subsidiaries (collectively the "Company"), manufacture, assemble and distribute new and rebuilt automotive friction products (brake pads and remanufactured brake shoes). The Company sells the friction products to the automotive aftermarket (replacement parts sold for use on motor vehicles after initial vehicle purchase). Sales of the Company's products are made to automotive distributors, mass merchandisers and chain stores located primarily in North America and, as a result, the Company maintains significant receivable balances with its major customers. The Company's three largest customers accounted for approximately 62 percent of net sales and approximately 79 percent of accounts receivable in 1999. The Company's two largest customers accounted for approximately 42 percent of net sales and 67 percent of accounts receivable in 1998. The Company does not market its products directly to retail customers.

The Company's core business is the manufacture, assembly, and distribution of new and rebuilt automotive friction products. Brake pads, brake shoes or a combination of both are incorporated in all makes and models of American and imported automobiles. The Company manufactures both integrally molded and riveted brake pads, utilizing both organic and semi-metallic friction material. Integrally molded brake pads involve a manufacturing process that uses heat and pressure to affix the friction material to the metal backing plate. All imported automobiles and the majority of late model domestic automobiles are equipped with integrally molded brake pads. Most older domestic automobiles are equipped with riveted brake pads, whereby the friction material is affixed to the metal backing plate with metal rivets.

The Company operates its business through Quality Automotive Company ("Quality"), U.S. Automotive Friction, Inc. and Vireco, Inc. As part of the Company's ongoing restructuring efforts, except for Quality and U.S. Automotive Friction, Inc., certain subsidiaries no longer conduct any business operations other than their existing obligations under various equipment and property leases. The Company intends to dissolve such subsidiaries under the applicable laws of each such subsidiary's state of incorporation.

2.   Management's Plan:

The Company's financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company suffered continuing erosion of its customer base and recurring losses from operations through the date of its merger with Quality (August 1997). Since that date revenues have materially increased while the cost of gearing production up to the new level of sales has caused production inefficiencies and losses, which have reduced with time. Through June 30, 1999, year-to-date sales were over $15 million (double that recorded in fiscal 1997) with a positive cash flow. The Company continued to gear production upward anticipating record third quarter sales. Instead, the Company experienced a 30% reduction from its internal sales plan, leading into its traditionally weakest fourth quarter and substantial losses. Since the middle of 1997, management has been building the Company's production capacity in anticipation of the development of materially greater volumes of business. The unexpected reduction in quarterly volume during the third quarter of 1999 required management to focus on preserving cash. Management believes that, based on the current level of sale, the Company is approaching break-even operating profit and cash flow.

Management believes that ultimately the Company will need to stabilize its workforce and monthly production to capture the true production economies available to the Company from its higher level of sales. Management further believes that, without a significant infusion of additional working capital, the Company's currently available cash reserves, together with the upcoming maturity of the Reg "S" Debentures, will prevent the Company from availing itself of these efficiencies and from protecting itself from future unforeseen downturns, such as those experienced in the last six months of fiscal 1999. Accordingly, since mid-November 1999, management has been attempting (i) to negotiate a non-conversion solution to the Reg "S" Debentures and (ii) to raise additional capital financing, through financial institutions and/or strategic investors to solidify and stabilize the Company's balance sheet and thereby its ability to normalize production. There is no assurance that such financing will be available to the Company when needed, on commercially reasonable terms or at all.

On March 14, 2000, the Company entered into a non-binding letter of intent for a strategic investment by a third party through a direct equity purchase, which if successful, should have the effect of meeting management's goals of removing the affect of the conversion of the Reg "S" Debentures and injecting additional funds into the Company for working capital purposes. There is no assurance that such financing will ever close or if it does that its terms will be as currently envisioned.

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

Cash and Cash Equivalents

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

Other Assets

Cost in excess of net assets acquired (goodwill) is amortized on a straight-line basis over 20 years. Goodwill is stated at cost, net of accumulated amortization of $744,324 and $425,328, at December 31, 1999 and 1998, respectively. Amortization expense was $318,996 for 1999 and 1998. Deferred loan costs are amortized on a straight-line basis over the contractual terms of the related loans. Deferred loan costs are stated at cost, net of accumulated amortization of $200,576 and $54,000, at December 31, 1999 and 1998, respectively. Amortization expense was $146,576 and $54,000 for 1999 and 1998, respectively.

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

Net Loss Per Share

Basic and diluted net loss per share is calculated based on the actual weighted average shares outstanding. Outstanding stock options and warrants (506,157 and 464,409 at December 31, 1999 and 1998, respectively) are not considered as their effect is antidilutive.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates.

Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1999 and 1998.

The respective carrying value of certain financial instruments approximated their fair values as of December 31, 1999 and 1998. These financial instruments include cash, trade receivables, accounts payable, accrued expenses, and debt. Fair values approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current year presentation.

4.   Inventories:

Inventories are summarized as follows:

                                          1999                     1998
                                        --------                 --------
Raw materials                          $4,027,616                $4,131,240
Work-in-process                            80,904                   107,133
Finished goods                          4,637,294                 5,182,197
                                       ----------                ----------
                                       $8,745,814                $9,420,570
                                       ==========                -=========


Certain of the Company's inventory is pledged as collateral (see Note 7).

5.   Property, Plant, and Equipment:

Property, plant, and equipment are summarized as follows:

                                            1999                   1998
                                          ---------              ---------
Land                                    $    571,000           $    571,000
Buildings and improvements                 4,950,441              4,816,552
Machinery and equipment                    6,659,563              6,359,025
Furniture and fixtures                     1,454,883                877,075
Automobiles under capital lease               38,250                 38,250
                                        ------------           ------------
                                          13,674,137             12,661,902
Less- Accumulated depreciation            (2,708,450)            (1,599,818)
                                        ------------           ------------
Property, plant, and equipment, net     $ 10,965,687           $ 11,062,084
                                        ============           ============


Depreciation and amortization expense related to property, plant, and equipment was approximately $1,172,000 and $994,000 for the years ended December 31, 1999 and 1998, respectively. All property, plant, and equipment is pledged as collateral (see Note 7).

6.   Composition Agreement:

On March 7, 1995, in connection with a restructuring of the Company's debt, a committee of the Company's unsecured trade creditors (the "Trade Creditors") entered into an agreement (the "Composition Agreement"), providing for repayment by the Company of the unsecured trade debt (the "Trade Debt") of the Trade Creditors electing to participate in the Composition Agreement. Trade Creditors, representing approximately $2,500,000 of the Trade Debt, elected a lump sum payment of $0.35 for every $1.00 of the Trade Debt and have been paid. Trade Creditors, representing $336,000 of the Trade Debt, elected periodic payments and have received 85 percent of the periodic payments. Total remaining payments were
approximately   $50,000  and   $136,000  as  of  December  31,  1999  and  1998,
respectively, and are recorded as accounts payable on the accompanying consolidated balance sheets.

The Company successfully negotiated settlements with respect to almost all of the Trade Debt held by the remaining unsecured trade creditors not electing to participate in the Composition Agreement, representing approximately $300,000 of the Trade Debt. The Company has satisfied its obligation to such non-electing trade creditors in accordance with such settlement arrangements.

7.   Debt:

Credit Agreements

The Company entered into a $15,000,000 credit agreement with IBJ Whitehall Business Credit Corporation (the "IBJ Credit Facility") as of July 30, 1999. The IBJ Credit Facility consists of a revolving loan, a term loan, and a capital expenditures loan. The agreement terminates on July 30, 2002, unless earlier terminated, as provided for in the credit agreement.

The revolving loan (the "IBJ Revolving Loan") commitment amount is $12,000,000, subject to certain limitations. Advances are made by formula based upon the Company's accounts receivable and inventory balances. As of December 31, 1999, a total of approximately $7,221,000 of a possible $7,646,000 was outstanding under the IBJ Revolving Loan and was included in line of credit in the accompanying balance sheets. Interest is calculated at the prime rate plus 3/4 percent (9.25 percent at December 31, 1999). The IBJ Revolving Loan is collateralized by the accounts receivable and inventory of Quality. Under the IBJ Revolving Loan, the Company is required to maintain a lockbox. Proceeds from the collection of accounts receivable are required to be remitted directly to this lockbox which is controlled by IBJ Whitehall Business Credit Corporation. As such, the balance of the IBJ Revolving Loan is reflected as a short-term liability in these financial statements. The short-term classification does not effect the Company's ability to draw additional advances under the agreement according to the established formula.

The term loan (the "IBJ Term Loan") has an original loan amount of $2,108,000 and is secured by machinery, equipment, property and plant. Monthly installments of $36,459 are due until maturity, at which time the remaining outstanding balance is due. As of December 31, 1999, the balance outstanding was approximately $1,962,000. Interest is calculated at the prime rate plus 1 percent (9.5 percent at December 31, 1999).

The capital expenditures loan (the "CapEx Loan") is a secured loan covering machinery and equipment put into service under a capital expenditure facility of 1999. The CapEx Loan allows for the financing of up to $1,000,000 of capital expenditures since May 1, 1999 at an advance rate of 80 percent of the cost of the equipment. The original amount outstanding at closing was approximately $239,000. As of December 31, 1999, the balance outstanding was approximately $226,000. The CapEx Loan requires monthly payments of 1/72 of each advance, ($3,319 per month as of December 31, 1999) with any remaining balance due at maturity. Interest is calculated at the prime rate plus 1 percent (9.5 percent at December 31, 1999).

Under the terms of the IBJ Credit Facility, the Company is required to maintain certain financial ratios, such as fixed charge coverage and net worth. At December 31, 1999, the Company was not in compliance with certain financial covenants and, as a result, an event of default existed. Effective April 14, 2000, IBJ Whitehall waived the financial covenant event of default. The Company is negotiating an amendment to the credit agreement to modify such financial covenants; however, at December 31, 1999, the portion of the IBJ Term Loan and CapEx Loan scheduled for payment in 2001 and 2002 has been classified as a current liability.

Quality maintained a line of credit with LaSalle Business Credit, Inc. (the "LaSalle Line of Credit"). The total facility availability was $8,000,000, subject to certain limitations based on Quality's and its subsidiaries' levels of inventory and accounts receivable. At December 31, 1998, a total of approximately $7,691,000 was outstanding under the LaSalle Line of Credit and was included in line of credit in the accompanying balance sheets. The interest rate for borrowings under the LaSalle Line of Credit was the lender's reference rate plus 2.0 percent (9.75 percent at December 31, 1998). The LaSalle Line of Credit was collateralized by the accounts receivable and inventory of Quality. The LaSalle Line of Credit matured on July 31, 1999, and was replaced with the IBJ Revolving Loan discussed above.

During 1998, the Company entered into an additional revolving credit agreement, pursuant to which up to $2.0 million was made available to the Company (the "USAM Revolving Loan"). At December 31, 1998, an aggregate of up to $1.05 million had been advanced to the Company under the USAM Revolving Loan. Under the terms of the USAM Revolving Loan, the Company (i) granted five year warrants to purchase up to 21,000 shares of the Company's common stock, exercisable after March 31, 1999 at an exercise price equal to 80 percent of the average closing sales price for the common stock for the 20 trading days preceding March 31, 1999 or the granting date, whichever is later. The Company also agreed to grant to the lender or its assigns "piggyback" registration rights with respect to the shares underlying such warrants. The USAM Revolving Loan was repaid in full with the proceeds from the IBJ Revolving Loan on August 9, 1999.

Long-term Debt and Notes Payable to Stockholders

On June 30, 1998, the Company obtained additional financing through the sale of 8 percent Redeemable Convertible Debentures (the "June 1998 Debentures"), in the aggregate amount of $2,250,000. The June 1998 Debentures represent unsecured obligations of the Company and must be converted into shares (the "Conversion Shares") of the Company's common stock at maturity date (December 30, 2000), unless they have been converted earlier at the option of the holder. The conversion price of the June 1998 Debentures will be equal to 80 percent of the average closing bid price of the shares of common stock as quoted on the Nasdaq SmallCap Market for the five trading days immediately preceding the date of conversion. Notwithstanding the foregoing, the Company is not obligated to issue more than 209,660 Conversion Shares (the "Maximum Conversion Share Allotment"). As of December 31, 1999, approximately $189,000 of the June 1998 Debentures, along with accrued interest thereon of approximately $34,000, had been converted into 157,047 shares of common stock.

The June 1998 Debentures bear interest at 8 percent per annum (subject to increase under certain circumstances), payable upon conversion or redemption of the June 1998 Debentures. Commencing January 1, 1999, interest rate increased to 20 percent per annum because the underlying Conversion Shares were not registered with the SEC before January 1, 1999. At such time as the underlying shares are tradable, without regard to conversion, the rate will revert to the 8 percent per annum. Further, if the June 1998 Debentures cannot be fully converted using the Maximum Conversion Share Allotment, the interest rate on the June 1998 Debentures will, effective as of the issuance of the Maximum Conversion Share Allotment, increase to 25 percent per annum with respect to the unconverted June 1998 Debentures. The Company has agreed that if it has not either retired the remaining June 1998 Debentures with accrued but unpaid interest within ten days of the issuance of the Maximum Conversion Share Allotment or issued a proxy statement soliciting stockholder authorization to issue additional shares in lieu of such cash redemption of the remaining June 1998 Debentures, the Company would pay a penalty equal to the difference between the interest rate paid since inception and 25 percent on those June 1998 Debentures which remain outstanding after the issuance of the Maximum Share Allotment. Such penalty will not be applicable if the Company issues such proxy as contemplated. As of December 31, 1999, the Maximum Share Allotment had not been issued.

The June 1998 Debentures were issued in reliance upon exemption from the registration provisions of the Securities Act of 1933, as amended, as provided by Regulation S ("Reg. S") promulgated thereunder by the Securities and Exchange Commission.

Long-term debt consists of the following:

                                                                                       1999         1998
                                                                                    ----------   ----------
Notes payable to IBJ Whitehall  Business Credit Corp.,  bearing  interest at the prime rate plus 1% (9.5% at December 31, 1999),  principal and interest of
      $39,778 due monthly through, and final payment due on July 30, 2002,
      collateralized by certain equipment                                           $2,187,880   $      --
Notes payable, bearing interest at 20%, mandatorily convertible into common
      shares on December 30, 2000, unsecured                                         2,060,796    2,250,000
USAM revolving loan, bearing interest at 11%, principal and interest due
      December 2000, secured by a general security interest in Company assets               --    1,050,000
Notes payable to related parties, bearing interest at 10.5%, principal
      and interest due in February 1999, uncollateralized                                   --      350,000
Notes payable to LaSalle Business Credit, Inc., bearing interest at 2% over lender's interest rate (9.75% at December 31, 1998), principal and interest of $81,068 due monthly through, and final payment due on July 31, 1999,
      collateralized by certain equipment                                                   --      603,334
Note  payable,  bearing interest at prime minus 5% (2.75% at December 31, 1998), floored at 2.5% and capped at 6%,  principal  and  interest  of $2,616 due monthly through March 2003, collateralized by
      certain Company equipment                                                        116,909      125,779
Note payable, bearing interest at 7.25%, principal and interest of $2,840 due
      monthly through July 2001, collateralized by certain Company equipment                --       81,068
Capital lease obligations for equipment and automobiles bearing interest from
      8% to 8.75% due through December 2002                                             58,151       85,390
                                                                                    ----------   ----------
                                                                                     4,423,736    4,545,571
Less- Current maturities                                                             2,589,109      693,163
      Amounts classified as current                                                  1,710,548           --
                                                                                    ----------   ----------
                                 Total long-term debt                               $  124,079   $3,852,408
                                                                                    ==========   ==========
Notes payable to former  stockholders  of Quality  Automotive  Company,  bearing interest at 8% payable quarterly,  principal due October 31, 2002, secured by the  Company's  pledge of all its shares in the  Subsidiary  (including
      $840,000 and $480,000 of unpaid interest at December 31, 1999 and 1998,
      respectively)                                                                 $5,340,000   $4,980,000
                                                                                    ==========   ==========

The aggregate amount of scheduled maturities of long-term debt and notes payable to shareholders is as follows as of December 31, 1999:


                           2000                      $ 2,589,109
                           2001                          534,112
                           2002                        6,610,175
                           2003                           30,340
                                                     -----------
                                                     $ 9,763,736
                                                     ===========

8.   Commitments, Contingencies and Related Party Transactions:

Leases

The Company previously leased its facility in Florida from a company controlled by the Company's former President (the "stockholder lease"). The Company had an option to purchase the Florida facility as of March 31, 1998 and exercised the option. The Company also leases certain equipment and a warehouse. These leases are classified as operating leases and expire on various dates from 2000 through 2004.

As of December 31, 1999, future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:


                           2000                                      $  493,200
                           2001                                         471,175
                           2002                                         461,868
                           2003                                         139,654
                           2004                                         107,078
                                                                     ----------
                               Total future minimum lease payments   $1,672,975
                                                                     ==========


Rental expense under all operating leases amounted to approximately $991,000 and $759,000 for the years ended December 31, 1999 and 1998, respectively. The rental expense includes amounts for the stockholder lease of approximately $30,000 for the year ended December 31, 1998.

In May 1992 the Company entered into a lease agreement with the City of Caruthersville, Missouri (the "Missouri Facility"), for a lease of a 25,000 square foot building for use by the Company for manufacturing and distribution. In 1994, the Company ceased operations at the Missouri Facility. Although the City of Caruthersville has attempted to find a tenant for the Missouri Facility, it has been unsuccessful in finding a long-term tenant for the facility, and, in the first quarter of 1997, informed the Company that it had only succeeded in subletting the building for 14 of the past 37 months. The Company remains obligated for lease payments, at a monthly rate of $2,270 per month, with respect to the 23-month vacancy period. The Company recorded a charge of approximately $229,000 in 1997 to reduce the net carrying amount of the capital lease asset to zero. The original lease expires in August 2013. The Company intends to negotiate with the City of Caruthersville to resolve settlement of future rental payments under the building lease. The Company has recorded a liability of approximately $311,000 at December 31, 1999 and 1998, for potential future payments due under this lease.

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

9. Income Taxes:

The components of the deferred income taxes consist of the following:

                                                                            1999           1998
                                                                        -----------    -----------
Deferred tax assets:
            Current assets-
                      Inventory                                         $   190,000    $   202,000
                      UNICAP                                                119,000        123,000
                      Accrued rent                                          117,000        117,000
                      Allowance for doubtful accounts                        27,000         50,000
                      Compensation                                               --          4,000
                                                                        -----------    -----------
                                Total current deferred tax assets           453,000        496,000
                                                                        -----------    -----------
            Noncurrent assets-
                      Net operating loss carryforwards                    9,010,000      8,033,000
                      Amortization                                          133,000        132,000
                      Interest                                              316,000        192,000
                      Other                                                  57,000         20,000
                                                                        -----------    -----------
                                Total noncurrent deferred tax assets      9,516,000      8,377,000
                                                                        -----------    -----------
Gross deferred income tax assets                                          9,969,000      8,873,000
                                                                        -----------    -----------
Less- Valuation allowance                                                (8,849,000)    (7,742,000)
                                                                        -----------    -----------
                                Total deferred income tax assets          1,120,000      1,131,000
                                                                        -----------    -----------
Deferred income tax liabilities:
            Noncurrent liabilities-
                      Depreciation                                       (1,068,000)    (1,090,000)
                      Other                                                 (52,000)       (41,000)
                                                                        -----------    -----------
                                Total deferred income tax liabilities    (1,120,000)    (1,131,000)
                                                                        -----------    -----------
                                Net deferred income tax assets          $        --    $        --
                                                                        ===========    ===========

The change in the valuation allowance for deferred tax assets was an increase of approximately $1,107,000 and $1,193,000 during 1999 and 1998, respectively. The tax benefit of the Company's deferred taxes has been offset by a valuation allowance due to the uncertainty that the deferred tax assets will be realized. The Company's effective tax rate differs from the Federal Statutory Rate of 34% due to losses without tax benefit because of the uncertainty that such benefit will be realized.

Unused net operating losses for income tax purposes, expiring in various amounts from 2009 through 2014, of approximately $23,900,000 and $21,200,000 are available at December 31, 1999 and 1998, respectively, for carryforward against future years' taxable income. Under Section 382 of the Internal Revenue Code, the annual utilization of these losses may be limited due to changes in ownership.

10.  Stockholders' Equity:

Reverse Stock Split

On February 5, 1999, the Company's Board of Directors approved a 1-for-15 reverse stock split with respect to the Company's common stock. The loss per share calculation and all share information for 1998 contained in these financial statements have been retroactively adjusted to give effect to the reverse stock split.

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

Stock Warrants

At December 31, 1999 and 1998, the Company had 426,145 and 419,145 common stock warrants outstanding. Information relating to these warrants is summarized as follows:

                                              Number of              Exercise
   Expiration                                 Warrants               Price
   ----------                                 --------               --------
March through August 2001                      319,147               $63.00
February 2001                                   65,333                34.20
March 2001                                      13,333                34.20
May 2002                                           666                56.25
February 2003                                    6,666                30.00
March through September 2003                    14,000                 1.43
March through June 2004                          7,000          1.43 - 1.97

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

Under the Company's 1992 Stock Option Plan, the Company may grant options to purchase up to 4,000 shares of the Company's common stock to key employees. Options granted may be incentive stock options within the meaning of the US Internal Revenue Code ("IRC") Section 422(b), or non-qualified options. The 1992 Stock Option Plan does not limit the number of options which may be granted to an employee or the number of shares which may be subject to any option. If any option expires, terminates or is canceled for any reason without having been exercised in full, the shares which were reserved for issuance upon its exercise again become available for the purposes of the 1992 Stock Option Plan. The 1992 Stock Option Plan terminates in March 2002. Options granted under the 1992 Stock Option Plan become exercisable at various dates and expire at the end of not more than ten years from the date of the grant or within sixty days of termination of employment with the Company, which ever is earlier. At December 31, 1999 and 1998, options to purchase up to 3,943 and 93 shares, respectively, of common stock were outstanding under the 1992 Stock Option Plan, having an exercise price ranging from $1.06 to $2.25 per share.

In 1995, the Company's Board of Directors, in an action the validity of which is disputed by the current Board of Directors based upon communication of a member of the 1995 Board of Directors, reserved 50,000 shares to be granted at the Board of Directors' discretion.

On June 30, 1998, the Company's Board of Directors and stockholders approved the 1998 Stock Option Plan (the "1998 Stock Option Plan"), pursuant to which 66,666 shares of common stock are reserved for issuance. Options granted may be incentive stock options within the meaning of the US IRC Section 422(b), or non-qualified options. All options granted under the 1998 Stock Option Plan, will, unless a shorter term is established by the Board of Directors, expire if not exercised within ten years of the grant and under certain circumstances, may be exercised within 3 months following termination of employment. Shares of common stock subject to options which expire without being exercised or which are cancelled as a result of the cessation of employment are available for further grants. Stock options granted under the 1998 Stock Option Plan are exercisable until the earlier of (i) a date set by the Board of Directors at the time of grant or (ii) the close of business on the day before the tenth anniversary of the stock option's date of grant. The 1998 Plan shall remain in effect until all stock options are exercised or terminated. Notwithstanding the foregoing, no options may be granted after January 13, 2008. At December 31, 1999 and 1998, options to purchase up to an aggregate of 51,231 and 20,331 shares, respectively, of common stock were outstanding under the 1998 Stock Option Plan, having an exercise price ranging from $1.06 to $14.53 per share.

SFAS No. 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock option granted in 1999 by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: no dividend yield, volatility ranging from 120 to 132 percent, risk-free interest rate ranging from
5.2 to 5.9 percent and expected life of 10 years.

Under the accounting provisions of SFAS No. 123, the pro-forma net loss and net loss per share for the years ended December 31, 1999 and 1998 were not materially different from reported results.

Changes in options outstanding (including options granted in 1995, the validity of which is disputed by the Company's current Board of Directors) are summarized as follows:

                                                   Weighted-         Weighted-
                                                    Average           Average
                                                    Exercise        Fair Value
                                                     Price          of Options
                                     Shares        Per Share          Granted
                                     -------         -------         --------
Balance, December 31, 1997           24,931         $45.75
            Granted                  20,331          14.53            14.49
                                    -------
Balance, December 31, 1998           45,262          41.50
                                    -------
            Granted                  39,600           1.26             1.21
            Forfeited                (4,850)          5.98
                                    -------
Balance, December 31, 1999           80,012          23.74
                                    =======

The following table summarizes information about stock options (including the options granted in 1995, the validity of which is disputed by the Company's current Board of Directors) at December 31, 1999:


                         Options Outstanding                        Options Exercisable
                      --------------------------            -------------------------------------
                                                                          Number
                      Number             Average          Exercisable   Exercisable          Weighted
                  Outstanding at        Remaining           Average          at               Average
   Exercise        December 31,         Contractual         Exercise    December 31,         Exercise
    Prices             1999                Life               Price         1999               Price
    ------            -------            ---------           -------       -------            ------
   $  1.06            28,243            9.25 years         $ 1.06           3,932           $  1.06
      2.25             6,600            9.5 years            2.25           6,600              2.25
     14.53            20,331            8.5 years           14.53           4,066             14.53
     45.00            24,838            5.5 years           45.00          24,838             45.00
                      ------                                               ------
                      80,012                                               39,436
                      ======                                               ======

The following table summarizes information about stock options (including options granted in 1995, the validity of which is disputed by the Company's current Board of Directors) at December 31, 1998:


                         Options Outstanding                        Options Exercisable
                      --------------------------            -------------------------------------
                                                                           Number
                      Number             Average          Exercisable   Exercisable          Weighted
                  Outstanding at        Remaining           Average          at               Average
   Exercise        December 31,         Contractual         Exercise    December 31,         Exercise
    Prices             1998                Life               Price         1998               Price
    ------            -------            ---------           -------       -------            ------
   $  14.53           20,331             9.5 years          $ 14.53            --          $    14.53
      45.00           24,838             6.5 years            45.00         24,838              45.00
     257.25               93             3.5 years           257.25             46             257.25
                      ------                                               -------
                      45,262                                                24,884
                      ======                                               =======

Shares Reserved

At December 31, 1999 and 1998, the Company has reserved common stock for the following purposes:

                                                     1999                  1998
                                                   -------               -------
Stock option plans                                 120,666               120,666
Stock warrants                                     426,145               415,146
Convertible debentures                              52,613               209,660
                                                   -------               -------
                                                   599,424               745,472
                                                   =======               =======


11.  Supplemental Cash Flow Information:

Supplemental cash flow information is as follows:
                                                      Year Ended December 31,
                                                        1999             1998
                                                      ---------       ---------
Cash paid for interest                                $ 894,494       $ 829,551
Noncash financing and investing activities:
   Conversion of convertible debentures and accrued
      interest payable into common stock                278,759              --
   Director fees converted into common stock             74,166              --

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  U.S. Automotive Manufacturing, Inc.


April 13, 2000                    By: /s/ JOHN W. KOHUT
                                      ------------------------------------------
                                      John W. Kohut, Chairman of
                                      the Board and principal financial officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                                                         DATED
 ------------                                                    ------

/s/ John W. Kohut                                           April 13, 2000
--------------------------------
JOHN W. KOHUT
Chairman of the Board, (principal
financial officer) and Director

/s/ Martin Chevalier                                        April 13, 2000
--------------------------------
MARTIN CHEVALIER
Chief Executive Officer, President, Director
(principal executive officer)

/s/ Jerry W. Perry                                           April 13, 2000
--------------------------------
JERRY W. PERRY
Executive Vice President and Director
(principal accounting officer)

/s/ Mandel Sherman                                          April 13, 2000
--------------------------------
MANDEL SHERMAN
Director

/s/ David Love                                              April 13, 2000
--------------------------------
DAVID LOVE
Director