Form 10QSB
period 2000-03-31
US AUTOMOTIVE MANUFACTURING INC
filed 2000-05-18
CIK 886113

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

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

        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No [ ]

As of May 15, 2000, the Registrant had 1,297,980 shares outstanding of its common stock, $.001 par value.

Transitional Small Business Disclosure Format (check one):

                                 Yes [ ]  No [X]

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                                      INDEX

                                                                            Page

PART I. FINANCIAL INFORMATION .............................................   3

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at March 31, 2000
           (unaudited) and December 31, 1999 ..............................   3

         Consolidated Statements of Operations (unaudited) for the
            three months ended March 31, 2000 and March 31, 1999 ..........   4

         Consolidated Statements of Cash Flows (unaudited) for
            the three months ended March 31, 2000 and March 31, 1999 ......   5

         Notes to Consolidated Financial Statements .......................   6

Item 2.  Management's Discussion and Analysis or Plan
              of Operation ................................................  10

PART II. OTHER INFORMATION ................................................  14

Item 1.  Legal Proceedings ................................................  14

Item 2.  Changes in Securities and Use of Proceeds ........................  14

Item 4.  Submission of Matters to a Vote of Security Holders ..............  14

Item 5.  Other Information ................................................  14

Item 6.  Exhibits and Reports on Form 8-K .................................  15


SIGNATURES ................................................................  16

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                           Consolidated Balance Sheets
                                 March 31, 2000


                                                                       March 31, 2000    December 31, 1999
                                                                       --------------    -----------------
                                                                        (unaudited)
ASSETS

Current Assets:
         Cash .......................................................   $     57,798        $    151,685
         Accounts receivable (net of allowance of  $108,570 and
             $73,000 respectively) ..................................      5,113,923           3,531,487
         Inventories ................................................      9,042,638           8,745,814
         Prepaid expenses, and other ................................         14,436              27,978
                                                                        ------------        ------------
                             Total Current Assets ...................     14,228,795          12,456,964
Property, plant and equipment (net of accumulated
    depreciation of $1,863,638 and $1,599,818,
    respectively) ...................................................     10,851,123          10,965,687
Deferred financing costs ............................................        360,221             397,989
Goodwill, net .......................................................      5,555,924           5,635,673
                                                                        ------------        ------------
TOTAL ASSETS ........................................................   $ 30,996,063        $ 29,456,313
                                                                        ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Line of credit .............................................      8,563,665           7,220,713
         Current portion of long-term debt ..........................      4,140,324           4,299,657
         Accounts payable ...........................................      4,672,800           3,518,527
         Accrued liabilities ........................................      1,714,336           1,549,969
                                                                        ------------        ------------
                             Total Current Liabilities ..............     19,091,125          16,588,866
Long-term debt, less current portion ................................        117,194             124,079
Notes payable to shareholders .......................................      5,430,000           5,340,000
                                                                        ------------        ------------
                             Total Liabilities ......................     24,638,319          22,052,945
                                                                        ------------        ------------
Stockholders' Equity:
Issued & outstanding capital stock $.001 par value ..................          1,317               1,268
Additional paid-in capital ..........................................     39,300,073          39,252,927
Accumulated deficit .................................................    (32,943,646)        (31,850,827)
                                                                        ------------        ------------
                             Total stockholders' equity .............      6,357,744           7,403,368
                                                                        ------------        ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ............................   $ 30,996,063        $ 29,456,313
                                                                        ============        ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                     2000             1999
                                                     -----            -----
Net sales ......................................  $ 5,821,715      $ 7,320,955
Cost of goods sold .............................    4,777,490        5,305,134
                                                  -----------      -----------
Gross profit ...................................    1,044,225        2,015,821
                                                  -----------      -----------
Operating expenses:
        Selling and delivery ...................      725,666          782,815
        General and administrative .............      940,785          969,351
                                                  -----------      -----------
        Total operating expenses ...............    1,666,451        1,752,166
                                                  -----------      -----------
Operating (loss) income ........................     (622,226)         263,655
Interest expense ...............................     (483,093)        (498,121)
                                                  -----------      -----------
Net loss .......................................  $(1,105,319)     $  (234,466)
                                                  ===========      ===========
Net loss per share, basic and diluted ..........  $     (0.86)     $     (0.22)
                                                  ===========      ===========
Weighted average shares outstanding ............    1,289,124        1,048,656
                                                  ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                      2000              1999
                                                                                      ----              -----
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss ......................................................................   $(1,105,319)      $  (234,466)
Adjustments to reconcile net loss
    to net cash (used in) provided by operating activities:
          Depreciation and Amortization .......................................       443,772           370,569
          Rollover of accrued interest into shareholder note ..................        90,000            90,000
          (Increase) decrease in:
                    Accounts receivable .......................................    (1,582,436)         (200,057)
                    Inventory .................................................      (296,824)          508,442
                    Prepaid expenses and other ................................        13,542          (137,592)
          Increase in:
                    Accounts payable and accrued liabilities ..................     1,338,334           681,952
                                                                                  -----------       -----------
Total adjustments .............................................................         6,388         1,313,314
                                                                                  -----------       -----------
Net cash (used in) provided by operating activities ...........................    (1,098,931)        1,078,848
CASH FLOWS FROM INVESTING ACTIVITIES
          Capital expenditures ................................................      (211,691)          (65,311)
                                                                                  -----------       -----------
CASH FLOW FROM FINANCING ACTIVITIES
          Net borrowings (repayments)  on lines of credit and
          notes payable .......................................................     1,216,735          (907,930)
                                                                                  -----------       -----------
NET (DECREASE) INCREASE IN CASH ...............................................       (93,887)          105,607
CASH-beginning of period ......................................................       151,685           338,641
                                                                                  -----------       -----------
CASH-end of period ............................................................   $    57,798       $   444,248
                                                                                  ===========       ===========

     Supplemental Cash Flow Information:
         Cash paid for interest                                                   $   252,557       $   239,371
         Accrued Interest Expense                                                 $   230,534       $   258,750
         Non-cash financing and investing activities:
                  Conversion of convertible debentures and
                      accrued interest payable into common stock                  $    47,195              --
                  Directors fees converted into common stock                      $    12,500       $    36,666


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       U.S AUTOMOTIVE MANUFACTURING, INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 2000
                                   (Unaudited)


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

     The  Company  manufactures  a full line of  automotive  friction  products, including brake lining, integrally molded and riveted brake pads and remanufactured brake shoes. The Company markets various grades of friction brake lining, using asbestos, non asbestos organic and semi-metallic formulas, suitable for use by the automotive and light truck after-markets. The Company's products are marketed under the Brakes Worth Stopping For,(R) Silent Solution,(R) Gold Max,(R) Dual Friction,(TM) Ultra Brake,(TM) Ustop,(TM) and Quality Automotive(TM) tradenames and various private label packaging. In 1999, the Company's products were also sold under the Roinco,(TM) and Max Life, (TM) tradenames.

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

NOTE 2: UNAUDITED INTERIM STATEMENTS

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10 - QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

     The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company suffered continuing erosion of its customer base and recurring losses from operations through the date of its merger with Quality (August 1997). Since that date revenues have materially increased while the cost of gearing production up to the new level of sales has caused production inefficiencies and losses, which have reduced with time. Through June 30, 1999, year-to-date sales were over $15 million (double that recorded in fiscal 1997) with positive cash flow. The Company continued to gear production upward anticipating record third quarter sales. Instead, the Company experienced a 30% reduction from its internal sales plan, leading into its traditionally weakest fourth quarter and substantial losses. Since the middle of 1997, management has been building the Company's production capacity in anticipation of the development of materially greater volumes of business. The unexpected reduction in quarterly volume during the third quarter of 1999 required management to focus on preserving cash.

     Management believes that ultimately the Company will need to stabilize its workforce and monthly production to capture the true production economies available to the Company from its higher level of sales. Management further believes that, without a significant infusion of additional working capital, the Company's currently available cash reserves will prevent the Company from availing itself of these efficiencies and from protecting itself from future unforeseen downturns, such as those experienced in the last six months of fiscal 1999. Accordingly, since mid-November 1999, management has been attempting (i) to negotiate a non-conversion solution to the Reg "S" Debentures and (ii) to raise additional capital financing, through financial institutions and/or strategic investors to solidify and stabilize the Company's balance sheet and thereby its ability to normalize production. There is no assurance that such financing will be available to the Company when needed, on commercially reasonable terms or at all.

     Previously the Company reported that it had entered into a strategic investment by a third party through a direct equity purchase. On May 5, 2000, the Company was notified that the investor was unwilling to move forward with the strategic investment on the basis originally contemplated. The Company has entered into a non-binding letter of understanding with another investor and is working with such investor and its lenders to put together a plan to stabilize production and maximize corporate value. There can be no assurance that a strategic investment will be made. In the event the Company is unable to secure financing through a strategic investment, or otherwise, the Company may be materially adversely affected.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets and classification of liabilities that would result from the inability of the Company to continue as a going concern.

NOTE 3: INVENTORY

     Major inventory components were as follows:

                                           March 31, 2000      December 31, 1999
                                           --------------      -----------------
Raw materials ........................       $4,669,741           $4,027,616
Work in Progress .....................          202,663               80,904
Finished goods .......................        4,170,234            4,637,294
                                             ----------           ----------
                                             $9,042,638           $8,745,814
                                             ==========           ==========

NOTE 4: DEBT

Credit Agreement

     The Company entered into a $15,000,000 credit agreement with IBJ Whitehall Business Credit Corporation (the "IBJ Credit Facility") as of July 30, 1999. The IBJ Credit Facility consists of a revolving loan, a term loan, and a capital expenditures loan. The agreement terminates on July 30, 2002, unless earlier terminated, as provided for in the credit agreement.

     The revolving loan (the "IBJ Revolving Loan") commitment amount is $12,000,000, subject to certain limitations. Advances are made by formula based upon the Company's accounts receivable and inventory balances. As of March 31, 2000, a total of approximately $8,564,000 of a possible $9,641,000 was outstanding under the IBJ Revolving Loan and was included in line of credit in the accompanying balance sheets. Interest is calculated at the prime rate plus .75% (9.75% at March 31, 2000). The IBJ Revolving Loan is collateralized by the accounts receivable and inventory of the Company. Under the IBJ Revolving Loan, the Company is required to maintain a lockbox. Proceeds from the collection of accounts receivable are required to be remitted directly to this lockbox which is controlled by IBJ Whitehall Business Credit Corporation. As such, the balance of the IBJ Revolving Loan is reflected as a short-term liability in these financial statements. The short-term classification does not effect the Company's ability to draw additional advances under the agreement according to the established formula.

     The term loan (the "IBJ Term Loan") has an original loan amount of approximately $2,108,000 and is secured by machinery and equipment. Monthly installments of $36,459 are due until maturity, at which time the remaining outstanding balance is due. As of March 31, 2000, the balance outstanding was approximately $1,852,792. Interest is calculated at the prime rate plus 1% (10% at March 31, 2000).

     The capital expenditures loan (the "CapEx Loan") is a secured loan covering machinery and equipment put into service under a capital expenditure facility of 1999. The CapEx Loan allows for the financing of up to $1,000,000 of capital expenditures from May 1, 1999 at an advance rate of 80% of the cost of the
equipment.   The  original  amount  outstanding  at  closing  was  approximately
$239,000. As of March 31, 2000, the balance outstanding was approximately $215,755. The CapEx Loan requires monthly payments of 1/72 of each advance, with any remaining balance due at maturity. Interest is calculated at the prime rate plus 1% (10% at March 31, 2000).

     The IBJ Credit Facility contains covenants which restrict the Company's ability to declare cash dividends and require the Company to maintain certain financial ratios such as fixed charge coverage and a minimum net worth. The Company was and continues to be in non-compliance with certain financial covenants under the IBJ Credit Facility. Until such time as the Company is no longer in non-compliance with the financial covenants contained in the IBJ Credit Facility or the IBJ Credit Facility is amended in a manner to cure such non-compliance, IBJ could accelerate the maturity date of the IBJ Credit Facility. Such acceleration of the maturity date of the IBJ Credit Facility could have a material adverse effect on the Company.

Convertible Debentures

     The Company obtained additional financing through the sale of 8% Redeemable Convertible Debentures (the "Reg S Debentures"), in the aggregate principal amount of $2,250,000. The Reg S Debentures represent unsecured obligations of the Company and must be converted into shares (the "Conversion Shares") of the Company's common stock at maturity date (December 31, 2000), unless they have been converted earlier at the option of the holder. The conversion price of the Reg S Debentures will be equal to 80 percent of the average closing bid price of the shares of common stock as quoted on the Nasdaq SmallCap Market for the five trading days immediately preceding the date of conversion. Notwithstanding the foregoing, the Company is not obligated to issue more than 209,660 Conversion Shares (the "Maximum Conversion Share Allotment").

     The Reg S Debentures bear interest at 8% per annum (subject to increase under certain circumstances), payable upon conversion or redemption of the Reg S Debentures. Commencing January 1, 1999, the interest rate increased to 20% per annum because the underlying Conversion Shares were not registered with the SEC before January 1, 1999. At such time as the underlying shares are tradable, without regard to registration, the interest rate will revert to the 8% per annum. Further, if upon conversion of the Reg S Debentures the Company would otherwise be required to issue shares of common stock in excess of the Maximum Conversion Share Allotment, the interest rate on the Reg S Debentures will, effective as of the issuance of the Maximum Conversion Share Allotment, increase to 25% per annum with respect to the unconverted Reg S Debentures. The Company has agreed that if it has not either retired the remaining Reg S Debentures with accrued but unpaid interest within ten days of the issuance of the Maximum Conversion Share Allotment or filed a proxy statement soliciting stockholder authorization to issue additional shares upon notice of conversion of outstanding Reg S Debentures in excess of the Maximum Conversion Share Allotment and/or in lieu of such cash redemption of the remaining Reg S Debentures, the Company would pay a penalty equal to the difference between the interest rate paid since inception and 25% on those Reg S Debentures which remain outstanding after the issuance of the Maximum Share Allotment. Such penalty will not be applicable if the Company files such proxy as contemplated.

     The Company may redeem the Reg S Debentures at any time, upon 30 days prior written notice as to redemptions made, or upon three days notice for redemption pursuant to (ii) below (a "Redemption Notice"), at a redemption price equal to
(i) 125% of the principal amount of, plus accrued interest on, the Reg S Debentures, or (ii) 100% of the principal amount of , plus accrued interest on, the Reg S Debentures in the event that the Company shall have issued the Maximum Conversion Share Allotment. In addition, if the Company redeems the Reg S
Debentures any time after the Company has issued the Maximum Conversion Share Allotment, the Company has also agreed to issue to the holders of the Reg S Debentures to be redeemed a number of warrants (the "Redemption Warrants") equal to one-half of the principal amount of the Reg S Debentures to be redeemed. If issued, the Redemption Warrants will be exercisable for a period of five years from the date of issuance at an exercise price equal to either (i) the greater of (A) $15.00 per share; (B) 115% of the average of the closing bid price of the Common Stock for the five trading days immediately preceding the Redemption Date or (ii)in the event that an exercise price under alternative (i) is determined by Nasdaq to be an issuance below the then current market price within the meaning of NASD Rule 4310(c)(25)(H) (or any successor rule), the exercise price will be equal to the closing bid price of the Common Stock on June 30, 1998 and the number of Warrant Shares issuable will be subject to adjustment as provided in the Redemption Warrant. The Redemption Warrants, if any, will be redeemable by the Company upon notice of not less than 30 days, at a price of $.05 per Redemption Warrant but only to the extent that the shares of Common Stock underlying the Redemption Warrants are transferable either pursuant to an effective registration statement or pursuant to Rule 144 of the Securities Act of 1933, as amended (the "Securities Act") and the closing bid price of the Common Stock on all 15 trading days ending on the day on which the Company gives notice has been at least 150% of the then effective exercise price of the Redemption Warrants. If issued, the Redemption Warrants will be exercisable either on a cash or cashless basis and the holders will have certain registration rights with respect to the shares of Common Stock issuable upon exercise of the Redemption Warrants.

     As of March 31, 2000 an aggregate of 229,204 principal amount of Reg S Debentures plus accrued but unpaid interest thereon of $41,035 had been converted into 206,324 shares of the Company's Common Stock at an average conversion price of $1.265 per share.

     On May 3, 2000 the holders of Reg S Debentures each delivered a conversion notice to the Company requesting the conversion of an aggregate principal amount of $90,000, and accrued but unpaid interest thereon into approximately 192,948 shares of the Company's Common Stock at an average conversion price, pursuant to the conversion rate set forth in the Reg S Debentures, of $.61 per share. The Company issued an aggregate of 3,336 shares to the converting holders on a pro-rata basis of 1,112 to each such holder. Such shares in the aggregate, represented the remaining shares available for issuance by the Company under the Maximum Conversion Allotment. The Company has likewise notified the holders of the Reg S Debentures that the Company has contemporaneously with the issuance of the 3,336 shares reached the Maximum Share Allotment. The Company intends to file a proxy statement, pursuant to the terms of the Reg S Debenture, to solicit shareholder authorization for the issuance of shares in excess of the Maximum Conversion Allotment pursuant to further conversion requests by the holders of the balance of the Reg S Debentures.

NOTE 5: STOCKHOLDERS' EQUITY

     In February 2000, the Company issued an aggregate of 49,277 shares of common stock to certain of the holders of Reg S Debentures in connection with the conversion by such holders of an aggregate of $40,000 principal amount of Reg S Debentures, together with accrued and unpaid interest thereon of $7,195, at a conversion rate of $.96 per share. The issuance of shares of Common Stock by the Company pursuant to the conversion of Reg S Debentures was made in reliance upon an exemption from registration under Section 3(a)(9) of the Securities Act.

     On March 8, 2000, the Company authorized the issuance of an aggregate of 8,332 shares of Common Stock to two of its directors in lieu of unpaid director's fees of an aggregate of $12,500. The issuances of such shares is based on a price per share of $1.50 ( the closing sales price of the Company's Common Stock on March 31, 2000) The issuances of Common Stock will be made in reliance upon Section 4(2) of the Securities Act.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The  Private  Securities  Litigation  Reform  Act of 1995  provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's recent losses, the Company's need to obtain additional financing and the ability to obtain such financing; outstanding indebtedness; the ability to hire and retain key personnel; successful completion and integration of prior and any future acquisitions; relationships with and dependence on third-party equipment manufacturers and suppliers; uncertainties relating to business and economic conditions in markets in which the Company operates; uncertainties relating to government and regulatory policies and other political risks; uncertainties relating to customer plans and commitments; cost of and availability of component materials and inventories; effect of governmental export and import policies; the highly competitive environment in which the Company operates; potential entry of new, well-capitalized competitors into the Company's markets; and the uncertainty regarding the Company's ability to continue as a going concern as well as it ability, through sales growth, to absorb the increasing costs incurred and expected to be incurred in connection with its business activities. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

General

     Since 1997 the Company's revenues have increased by approximately 100% and in the quarter ended June 30, 1999 the Company achieved its first quarterly profit in more than five years. Based on these and other factors, at the end of the June 30, 1999 quarter management anticipated continued revenue growth and, consequently, the Company was hiring and training additional employees and incurring overtime expenses in order to keep production in line with such anticipated growth. However, during the third and fourth quarters of 1999, the Company experienced an unforeseen substantial decrease in orders from two of its largest customers. Moreover, business from a potential new customer that was expected to occur in the third quarter of 1999 never materialized. As a result, the Company was required to reduce overhead expenses which was partially accomplished through reductions in personnel from 475 at June 30, 1999 to 394 at September 30, 1999. Management determined it was in the Company's best interest to stabilize the existing trained workforce and continue production in order to build inventory of its best selling products in anticipation of the year 2000 season. In order to finance continued production, the Company secured agreements from certain third parties to allow any monies raised in the financing of the Company's real property to support the fourth quarter plan of production and not to reduce the prior existing commitments of the Company to such third parties. Assurances to such third parties were required that if such monies as funded, remained in the Company , they would be used to support the fourth quarter plan of production and not as an offset to other existing debt. The Company, however, could not secure agreement from its lenders to fund the real property and allow the Company to produce in anticipation of its Year 2000 season. Accordingly the Company had no alternative but to reduce full time employees to 269 by year-end 1999.

     As a result, management determined that a strategic investor was required to stabilize cash flow and allow the Company to enjoy the economies of scale a well financed company should achieve from the Company's current level of sales and production. In November 1999, the Company commenced negotiations with Satisfied Brake Products ("Satisfied") with respect to a prospective strategic investment by Satisfied in the Company, although a formal non-binding letter of intent was not signed until March, 2000. During the intervening time the Company was forced into a "lame duck" status within its industry. There were views expressed by customers and prospective customers ranging from it was a "done deal" to they could not depend on the strategic investor ever completing satisfactory due diligence. Both industry perspectives were equally damaging. On more than one occasion, sales efforts by the Company were set back as prospective customers eliminated the Company from consideration on account of the fact that they were already considering the Company's strategic investor or because of concerns for the Company's on-going viability. Certain customers became concerned with the Company's ability to make it through the year 2000 season; resulting in accelerated orders from such customers.

     The downturn of the third and fourth quarters of last year reversed itself in late December 1999. The Company ended the year with a substantial backlog of orders. This trend continued during the first quarter of year 2000 primarily as a result of the Company's two largest customers more than doubling the normal amount of orders they typically place during this period. Since the Company was not able to prepare for its season by "pre-producing" its best selling products during the fourth quarter, the Company was forced to once again concentrate on production at the expense of the bottom line. Based on established criteria of "timeliness of delivery" and a required high percentage of order fill, the Company was forced to hire and train a substantial amount of new employees. At March 31, 2000, the Company employed 324 full-time employees. The costs of such inefficiencies have had a material adverse effect on the Company's operating results. Moreover, in the last half of April 2000, the Company was advised that both of its largest customers had an oversupply of inventory and would be cutting back orders.

     On May 5, 2000, Satisfied informed the Company that it was unwilling to move forward with the strategic investment on the basis originally contemplated. On May 9, 2000 the Company entered into a non-binding letter of understanding with another strategic investor and is working with that investor and its lenders to put together a plan to stabilize production and maximize Corporate value. There is no assurance that such strategic investment will take place. In the event that the Company is unable to secure financing through a strategic investment, or otherwise, the Company may be materially adversely affected.

Results of Operations

Comparison of Three Months Ended March 31, 2000 to Three Months Ended March 31, 1999

     Net Sales. Net sales for the three months ended March 31, 2000 were $5,821,715 as compared to net sales of $7,320,955 for the three months ended March 31, 1999. The decrease of $1,499,240 or 20.5% was primarily attributable to decreased production resulting from delayed raw material purchases and production inefficiencies inherent in the hiring and training of a significant number of new employees.

     Gross Profit. For the three months ended March 31, 2000, the Company had a gross profit of $1,044,225 compared to a gross profit of $2,015,821 for the three months ended March 31, 1999. The decrease in gross profit was attributed to a 20.5% decrease in sales plus an increase in cost of sales as a percentage of net sales resulting from the inefficiencies inherent in hiring and training substantial numbers of employees. Cost of sales as a percentage of net sales for the three months ended March 31, 2000 was 82.1% as compared to 72.5% for the three months ended March 31, 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2000 were $1,666,451 as compared to $1,752,166 for the three months ended March 31, 1999, representing a decrease of 4.9%. The decrease was primarily attributable to the reduction of sales.

     Interest Expense. Interest expense decreased by $15,028 or 3% from $498,121 for the three months ended March 31, 1999 to $483,093 for the three months ended March 31, 2000. The nominal decrease in interest expense reflected the fact that borrowings and interest rates were essentially unchanged from period to period.

     Net Loss. Net loss in the first quarter of 2000 was ($1,105,319) or ($.86) per share based on 1,289,124 weighted average common and common equivalent shares outstanding compared to a net loss of ($234,466) or ($.22) per share in the first quarter of 1999 based on 1,048,656 weighted average common and common equivalent shares outstanding. The increase in net loss of $858,352 was primarily the result of decreased production resulting from inadequate cash resources combined with the operating inefficiencies created by the hiring of additional staff to meet orders received by our largest customers.

Liquidity and Capital Resources

     During the three months ended March 31, 2000, the Company financed its operations primarily through borrowings under its lending facilities and cash generated by operations.

     At March 31, 2000, the Company had consolidated cash totaling $57,798 and a working capital deficit of $4,862,330. At December 31, 1999, the Company had consolidated cash totaling $151,685 and a working capital deficit of $4,131,902. The increase in working capital deficit was due primarily to the (i) the reduction in cash to fund the Company's net losses, (ii) the increase in short term debt obligations resulting from the reclassification of the Reg S Debentures to short term debt, (iii) the increase in accrued liabilities, and
(iv) the reclassification of certain long term debt pending an amendment to the IBJ Credit Facility (defined below).

     The principal source of capital for the Company's operations is the line of credit facility between the Company and IBJ Whitehall, as Agent (the "IBJ Credit Facility"), which consists of the following:

     (i) the IBJ Revolving Loan facility of up to $12 million. Advances are made by formula based on the Company's accounts receivable and inventory balances. At March 31, 2000, the revolving credit facility had approximately $8.564 million of a possible $9.641 million outstanding. Interest is calculated at the prime rate plus .75% (9.75% at March 31, 2000)

    (ii) the IBJ Term Loan, secured by machinery equipment, having an original loan amount of approximately $2.108 million of which $1,852,792 was outstanding at March 31, 2000. Monthly installments of $36,459 are due until maturity, at which time any balance owing is due. Interest is calculated at the prime rate plus 1% (10.0% at March 31, 2000)

    (iii) the CapEx Loan, secured by machinery and equipment put into service under a capital expenditure facility of 1999. The CapEx Loan allows for the financing of up to $1,000,000 of capital expenditures from May 1, 1999 at an advance rate of 80% of the cost of the equipment. The original amount outstanding at the closing was $238,990. At March 31, 2000, the balance outstanding was approximately $215,755. The loan calls for monthly payments of 1/72 of each advance with any balance being due at the maturity date. Interest is calculated at the prime rate plus 1% (10.0% at March 31, 2000).

     The Company's obligation to pay the principal of, interest on, premium, if any, and all other amounts payable on account of the IBJ Credit Facility is secured by the inventory, accounts receivables and machinery and equipment of the Company, as well as the pledge of all of the Company's ownership interest in it's principal subsidiary, Quality Automotive Company. Pursuant to the terms of the IBJ Credit Facility, under certain restrictive criteria, the Company may choose to borrow under a formula equal to 300 basis points over LIBOR. The IBJ Credit Facility contains covenants which restrict the Company's ability to declare cash dividends and require the Company to maintain certain financial ratios such as fixed charge coverage and a minimum net worth. The Company was and continues to be in noncompliance with certain financial covenants under the IBJ Credit Facility. Until such time as the Company is no longer in non-compliance with the financial covenants contained in the IBJ Credit Facility or the IBJ Credit Facility is amended in a manner to cure such non-compliance, IBJ could accelerate the maturity date of the IBJ Credit Facility. Such acceleration of the maturity date of the IBJ Credit Facility could have a material adverse effect on the Company.

     In addition to the IBJ Credit Facility, the Company obtained additional financing through the sale on June 30, 1998, of Reg S Debentures, in the aggregate principal amount of $2,250,000. The Reg S Debentures represent unsecured obligations of the Company and outstanding Reg S Debentures must be converted into shares (the "Conversion Shares") of the Company's Common Stock at maturity date (December 31, 2000) unless they have been converted earlier, at the option of the holder. The conversion price of the Reg S Debentures will be equal to 80% of the average closing bid price of the shares of Common Stock as quoted on the Nasdaq SmallCap Market for the five (5) trading days immediately preceding the date of conversion. Notwithstanding the foregoing, the Company is not obligated to issue more than 209,660 Conversion Shares (the "Maximum Conversion Share Allotment") without obtaining approval of its stockholders.

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

Impact of the Year 2000

     As of May 12, 2000, the Company has not experienced any Year 2000 effect, from either its own, or its customer's computing systems.

                                     PART II
                                OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     On August 21, 1998, an eight count complaint, entitled Al Dulisse, Bernard Bard, Michael Scicchitano and Barry Schwartz vs. U.S. Automotive Manufacturing, Inc., f/k/a R.T. Industries, Inc., a Delaware corporation (Case No. 98-007490
AN), was filed in the Circuit Court of the Fifteenth Judicial Circuit of Florida, in and for Palm Beach County (the "Complaint") alleging that the Company failed to recognize stock options purportedly exercised by each plaintiff under alleged stock option agreements with the Company's predecessor, R.T. Industries, Inc. The Complaint contained a breach of contract claim and unpaid-wages claim for each of the four plaintiffs; however on November 23, 1998, the Court entered an order dismissing with prejudice all of the unpaid-wages claims. A jury trial on the breach of contract claims was held in January 2000 and a verdict was rendered in favor of the Company. The plaintiffs' motions for partial judgement notwithstanding the verdict and for a new trial were denied at a subsequent hearing. A final judgement in this matter has not been entered. The Company has filed motions with respect to collecting certain costs and fees associated with this proceeding, which were scheduled for hearing on April 24, 2000. Prior to such hearing the parties agreed orally to end the subject litigation with prejudice, without payment from either party. The Company expects to have a formal settlement agreement incorporating the intent of the parties in the near future.

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

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     In February 2000, the Company issued an aggregate of 49,277 shares of common stock to certain of the holders of Reg S Debentures in connection with the conversion by such holders of an aggregate of $40,000 principal amount of Reg S Debentures, together with accrued and unpaid interest thereon of $7,195, at a conversion rate of $.96 per share. The issuance of shares of Common Stock by the Company pursuant to the conversion of Reg S Debentures was made in reliance upon an exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act").

     On March 8, 2000, the Company authorized the issuance of an aggregate of 8,332 shares of Common Stock to two of its directors in lieu of unpaid director's fees of an aggregate of $12,500. The issuances of such shares is based on a price per share of $1.50 (the closing sales price of the Company's Common Stock on March 31, 2000). The issuances of Common Stock will be made in reliance upon Section 4(2) of the Securities Act.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted for a vote of securities holders during the first quarter of 2000.

ITEM 5: OTHER INFORMATION

     In May 2000, Nasdaq informed the Company that, among other things, it was not in compliance with the new net tangible asset/market capitalization/net income requirements for continued listing on the Nasdaq SmallCap Market. The Company is in the process of responding to such notice. If such response is not accepted by Nasdaq, it may commence proceedings to delist the Company from Nasdaq. If the Company is delisted, the Company's common stock may commence trading on the OTC Bulletin Board. In such event, it may become more difficult to buy or sell the Company's Common Stock or obtain timely and accurate quotations to buy or sell. In addition, the delisting could result in a decline in the trading market for the Company's common stock which could potentially further depress the Company's stock price.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27   Financial Data Schedule

     (b)  Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Dated: May 17, 2000

                                       U.S. AUTOMOTIVE MANUFACTURING, INC.
                                   By: /s/       John W. Kohut
                                         -------------------------------------
                                            John W. Kohut,
                                            Chairman of the Board  and
                                            principal financial officer