Form 10QSB
period 2000-06-30
US AUTOMOTIVE MANUFACTURING INC
filed 2000-08-21
CIK 886113

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

                               Yes [X]   No [ ]

As of August 15, 2000, the Registrant had 1,329,492 shares outstanding of its common stock, $.001 par value.

Transitional Small Business Disclosure Format (check one):

                               Yes [ ]   No [X]

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                                      INDEX

                                                                            PAGE

PART I. FINANCIAL INFORMATION...............................................  3

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at June 30, 2000
           (unaudited) and December 31, 1999................................  3

         Consolidated Statements of Operations (unaudited) for the
            three months ended June 30, 2000 and June 30, 1999.............   4

         Consolidated Statements of Operations (unaudited) for the
            six months ended June 30, 2000 and June 30, 1999................  5

         Consolidated Statements of Cash Flows (unaudited) for
            the six months ended June 30, 2000 and June 30, 1999............  6

         Notes to Consolidated Financial Statements.........................  7

Item 2.  Management's Discussion and Analysis or Plan
              of Operation.................................................. 11

PART II. OTHER INFORMATION  ................................................ 15

Item 1.  Legal Proceedings  ................................................ 15

Item 2.  Changes in Securities and Use of Proceeds.......................... 15

Item 5.  Other Information  ................................................ 15

Item 6.  Exhibits and Reports on Form 8-K................................... 16


SIGNATURES.................................................................. 17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                           CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 2000

                                                       JUNE 30,     DECEMBER 31,
                                                         2000           1999
                                                      -----------   -----------
                                                      (UNAUDITED)
ASSETS
Current Assets:
         Cash ......................................  $    73,236   $   151,685
         Accounts receivable (net of
           allowance of  $144,418 and
          $73,000 respectively) ....................    3,932,375     3,531,487
         Inventories ...............................    8,522,607     8,745,814
         Prepaid expenses and other ................        9,864        27,978
                                                      -----------   -----------
                      Total Current Assets .........   12,538,082    12,456,964
Property, plant and equipment (net of accumulated
    depreciation of $3,310,969 and $2,708,450
    respectively) ..................................   10,593,672    10,965,687
Deferred financing costs ...........................      293,919       397,989
Goodwill, net ......................................    5,476,175     5,635,673
                                                      -----------   -----------
TOTAL ASSETS .......................................  $28,901,848   $29,456,313
                                                      ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Line of credit ............................    8,083,433     7,220,713
         Current portion of long-term debt .........    4,019,436     4,299,657
         Accounts payable ..........................    4,651,261     3,518,527
         Accrued liabilities .......................    1,833,513     1,549,969
         Bridge loans ..............................      500,000            --
                                                      -----------   -----------
                      Total Current Liabilities ....   19,087,643    16,588,866
Long-term debt, less current portion ...............      110,200       124,079
Notes payable to shareholders ......................    5,520,000     5,340,000
                                                      -----------   -----------
                      Total Liabilities ............   24,717,843    22,052,945
                                                      -----------   -----------
Stockholders' Equity:
Issued & outstanding capital stock $.001 par value .        1,329         1,268
Additional paid-in capital .........................   39,314,596    39,252,927
Accumulated deficit ................................  (35,131,920)  (31,850,827)
                                                      -----------   -----------
                      Total stockholders' equity ...    4,184,005     7,403,368
                                                      -----------   -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ...........  $28,901,848   $29,456,313
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------
                                                        2000           1999
                                                     -----------    -----------
Net sales ........................................   $ 4,479,191    $ 8,043,361
Cost of goods sold ...............................     4,297,078      5,914,957
                                                     -----------    -----------
Gross profit .....................................       182,113      2,128,404
                                                     -----------    -----------
Operating expenses:
        Selling and delivery .....................       750,668        751,844
        General and administrative ...............     1,040,502        708,389
                                                     -----------    -----------
        Total operating expenses .................     1,791,170      1,460,233
                                                     -----------    -----------
Operating (loss) income ..........................    (1,609,057)       668,171
Interest expense .................................      (566,719)      (515,880)
                                                     -----------    -----------
Net (loss) income ................................   $(2,175,776)   $   152,291
                                                     ===========    ===========
Net (loss) income per share, basic and diluted ...   $     (1.64)   $      0.14
                                                     ===========    ===========
Weighted average shares outstanding ..............     1,328,246      1,082,827
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     SIX MONTHS ENDED JUNE 30,
                                                  -----------------------------
                                                      2000             1999
                                                  ------------     ------------
Net sales ....................................    $ 10,300,906     $ 15,364,316
Cost of goods sold ...........................       9,074,568       11,220,091
                                                  ------------     ------------
Gross profit .................................       1,226,338        4,144,225
                                                  ------------     ------------
Operating expenses:
        Selling and delivery .................       1,476,334        1,534,659
        General and administrative ...........       1,981,287        1,677,740
                                                  ------------     ------------
        Total operating expenses .............       3,457,621        3,212,399
                                                  ------------     ------------
Operating (loss) income ......................      (2,231,283)         931,826
Interest expense .............................      (1,049,812)      (1,014,001)
                                                  ------------     ------------
Net loss .....................................    $ (3,281,095)    $    (82,175)
                                                  ============     ============
Net loss per share, basic and diluted ........    $      (2.51)    $      (0.08)
                                                  ============     ============
Weighted average shares outstanding ..........       1,308,731        1,065,836
                                                  ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       SIX MONTHS ENDED JUNE 30,
                                                       ------------------------
                                                           2000          1999
                                                       ------------   ---------
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss .............................................  $(3,281,095)  $ (82,175)
Adjustments to reconcile net loss
  to net cash (used in) provided by
  operating activities:
    Depreciation and Amortization ....................      866,092     757,987
    Rollover of accrued interest into
    shareholder note .................................      180,000     180,000
    Issuance of common stock in satisfaction
    of related party payables ........................           --      49,166
    (Increase) decrease in:
       Accounts receivable ...........................     (400,888)   (810,580)
       Inventory .....................................      223,207    (803,146)
       Prepaid expenses and other ....................       18,114    (160,650)
    Increase in:
       Accounts payable and accrued liabilities ......    1,436,452     918,787
                                                        -----------   ---------
Total adjustments ....................................    2,322,977     131,564
                                                        -----------   ---------
Net cash (used in) provided by operating activities ..     (958,118)     49,389
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures .............................     (230,506)   (550,250)
                                                        -----------   ---------
CASH FLOW FROM FINANCING ACTIVITIES
    Net borrowings on lines of credit,
      notes payable, and bridge loans ................    1,110,175     489,772
                                                        -----------   ---------
NET DECREASE IN CASH .................................      (78,449)    (11,089)
CASH-beginning of period .............................      151,685     338,641
                                                        -----------   ---------
CASH-end of period ...................................  $    73,236   $ 327,552
                                                        ===========   =========


    Supplemental Cash Flow Information:
        Non-cash financing and investing activities:
           Conversion of convertible debentures and
             accrued interest payable into common stock  $    49,230   $    ----
           Directors fees converted into common stock    $    12,500   $  36,666


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       U.S AUTOMOTIVE MANUFACTURING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


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

     The Company sells its friction products to other automotive manufacturers and the automotive after-market. The automotive after-market encompasses the parts and service sold to the vehicle owners for repair or replacement of original equipment parts. The Company believes that the market for replacement parts generally consists of vehicles that are three to twelve years old. Sales of the Company's products are made to mass merchandisers, automotive distributors, chain stores and other brake manufacturers. The Company does not market its products directly to retail customers.

NOTE 2: UNAUDITED INTERIM STATEMENTS

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10 - QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

     The Company has experienced lower than expected sales resulting from reduced customer orders and other industry wide factors. The lower than expected sales are anticipated to continue through the end of the year. In response to the lower sales, the Company has reduced staff and cut back operations in its Florida facility.

     The Company is currently not generating sufficient revenues from operations to fund its operating activities and is dependent upon additional financing from external sources. The Company is currently seeking additional sources of financing. There can be no assurance, however, that any additional sources of financing will be available to the Company when needed, on commercially reasonable terms or at all.

     Previously the Company reported that on May 9, 2000, it had entered into a non-binding letter of understanding with an investor with respect to a proposed strategic investment. As of the most recent date, the investor has provided a bridge loan to the company in the aggregate principal amount of $750,000, and due diligence is in progress. There can be no assurance that a strategic investment will be made. In the event the Company is unable to secure financing through a strategic investment, or otherwise, the Company may be materially adversely affected and may be required to further curtail operations.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets and classification of liabilities that would result from the inability of the Company to continue as a going concern.

NOTE 3: INVENTORY

     Major inventory components were as follows:

                                         JUNE 30, 2000     DECEMBER 31, 1999
                                         -------------     -----------------
                                          (UNAUDITED)
Raw materials.........................    $3,883,590           $4,027,616
Work in Process.......................       228,596               80,904
Finished goods........................     4,410,421            4,637,294
                                          ----------           ----------
                                          $8,522,607           $8,745,814
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

     The revolving loan (the "IBJ Revolving Loan") commitment amount is $12,000,000, subject to certain limitations. Advances are made by formula based upon the Company's accounts receivable and inventory balances. As of June 30, 2000, a total of approximately $8,083,433, of a possible $8,838,095, was outstanding under the IBJ Revolving Loan and was included in line of credit in the accompanying balance sheets. Interest is calculated at the prime rate plus
 .75% (10.25% at June 30, 2000). The IBJ Revolving Loan is collateralized by the accounts receivable and inventory of the Company. Under the IBJ Revolving Loan, the Company is required to maintain a lockbox. Proceeds from the collection of accounts receivable are required to be remitted directly to this lockbox, which is controlled by IBJ Whitehall Business Credit Corporation. As such, the balance of the IBJ Revolving Loan is reflected as a short-term liability in these
financial  statements.   The  short-term  classification  does  not  effect  the
Company's ability to draw additional advances under the agreement according to the established formula.

     The term loan (the "IBJ Term Loan") has an original loan amount of approximately $2,108,000 and is secured by machinery and equipment. Monthly installments of $36,459 are due until maturity, at which time the remaining outstanding balance is due. As of June 30, 2000, the balance outstanding was approximately $1,743,417. Interest is calculated at the prime rate plus 1% (10.5% at June 30, 2000).

     The capital expenditures loan (the "CapEx Loan") is a secured loan covering machinery and equipment put into service under a capital expenditure facility of 1999. The CapEx Loan allows for the financing of up to $1,000,000 of capital expenditures from May 1, 1999 at an advance rate of 80% of the cost of the equipment. As of June 30, 2000, the balance outstanding was approximately $205,797. The CapEx Loan requires monthly payments of 1/72 of each advance, with any remaining balance due at maturity. Interest is calculated at the prime rate plus 1% (10.5% at June 30, 2000).

     The IBJ Credit Facility contains covenants that restrict the Company's ability to declare cash dividends and require the Company to maintain certain financial ratios such as fixed charge coverage and a minimum net worth. The Company was and continues to be in non-compliance with certain financial covenants under the IBJ Credit Facility. Until such time as the Company is no longer in non-compliance with the financial covenants contained in the IBJ Credit Facility or the IBJ Credit Facility is amended in a manner to cure such non-compliance, IBJ could accelerate the maturity date of the IBJ Credit Facility. Such acceleration of the maturity date of the IBJ Credit Facility could have a material adverse effect on the Company.

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

     On May 3, 2000 the holders of Reg S Debentures each delivered a conversion notice to the Company requesting the conversion of an aggregate principal amount of $90,000, and accrued but unpaid interest thereon into approximately 192,948 shares of the Company's Common Stock at an average conversion price, pursuant to the conversion rate set forth in the Reg S Debentures, of $.61 per share. The Company issued an aggregate of 3,336 shares to the converting holders on a pro-rata basis of 1,112 to each such holder. Such shares in the aggregate, represented the remaining shares available for issuance by the Company under the Maximum Conversion Allotment. The Company has likewise notified the holders of the Reg S Debentures that the Company has contemporaneously with the issuance of the 3,336 shares reached the Maximum Share Allotment. In accordance with the terms of the Reg S Debentures, the Company filed a preliminary proxy statement to solicit shareholder authorization for the issuance of shares in excess of the Maximum Conversion Allotment pursuant to further conversion requests by the holders of the balance of the Reg S Debentures. The Company intends to file a definitive proxy statement upon execution of the strategic investor agreement.

     As of June 30, 2000 an aggregate of $230,760 principal amount of Reg S Debentures plus accrued but unpaid interest thereon of $41,514 had been converted into 209,660 shares of the Company's Common Stock at an average conversion price of $1.255 per share.

BRIDGE LOAN

     On May 23 and June 6, 2000, the Company received an aggregate principal amount of $500,000 pursuant to a bridge loan from a prospective strategic investor. The loan accrues interest at the annual rate of 10%. Subsequently, in July 2000, the Company received an additional $250,000 principal amount under such bridge loan from the prospective strategic investor. The proceeds of such bridge loan have been applied towards the reduction of amounts outstanding under the IBJ Credit Facility.

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

     On March 8, 2000, the Company authorized the issuance of an aggregate of 8,332 shares of Common Stock to two of its directors in lieu of unpaid director's fees of an aggregate of $12,500. The issuances of such shares is based on a price per share of $1.50 (the closing sales price of the Company's Common Stock on March 31, 2000) The issuances of Common Stock will be made in reliance upon Section 4(2) of the Securities Act.

     On May 5, 2000, the Company issued an aggregate of 3,336 shares of common stock to certain holders of Reg S Debentures in connection with the conversion by such holders of an aggregate of $1,556 principal amount of Reg S Debentures, together with accrued and unpaid interest thereon of $479, at a conversion rate of $ 0.61 per share. The issuance of the common stock by the Company pursuant to the conversion of Reg S Debentures was made in reliance upon an exemption from registration under Section 3 (a) (9) of the Securities Act.

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

GENERAL

     In the quarter ended June 30, 1999 the Company achieved its first quarterly profit in more than five years. Based on these and other factors, at the end of the June 30, 1999 quarter, management anticipated continued revenue growth and, consequently, the Company was hiring and training additional employees and incurring overtime expenses in order to keep production in line with such anticipated growth. However, during the third and fourth quarters of 1999, the Company experienced an unforeseen substantial decrease in orders from two of its largest customers. Moreover, business from a potential new customer that was expected to occur in the third quarter of 1999 never materialized. As a result, the Company was required to reduce overhead expenses, which was partially accomplished through reductions in personnel from 475 at June 30, 1999 to 269 at December 31, 1999.

     The downturn of the third and fourth quarters of last year reversed itself in late December 1999 primarily as a result of accelerated orders from existing customers. The Company ended the year with a substantial backlog of orders. This trend continued during the first quarter of year 2000 primarily as a result of the Company's two largest customers more than doubling the normal amount of orders they typically place during this period. Since the Company was not able to prepare for its season by "pre-producing" its best selling products during the fourth quarter, the Company was forced to once again concentrate on production at the expense of the bottom line. Based on established criteria of "timeliness of delivery" and a required high percentage of order fill, the Company was forced to hire and train a substantial amount of new employees. At March 31, 2000, the Company employed 324 full-time employees. The costs of such inefficiencies have had a material adverse effect on the Company's operating results. Moreover, in the last half of April 2000, the Company was advised that both of its largest customers had an oversupply of inventory and would be cutting back orders. In response to the slow down in sales, the Company reduced its full-time employees to 233 as of June 30, 2000.

     Previously the Company reported that on May 9, 2000, it had entered into a non-binding letter of understanding with a strategic investor. As of the most recent date, the investor has provided a bridge loan to the company in the aggregate principal amount of $750,000, and due diligence is in progress. There can be no assurance that a strategic investment will be made. In the event the Company is unable to secure financing through a strategic investment, or otherwise, the Company may be materially adversely affected.

RESULTS OF OPERATIONS

COMPARISON  OF THREE  MONTHS  ENDED JUNE 30, 2000 TO THREE MONTHS ENDED JUNE 30,
1999

     NET SALES. Net sales for the three months ended June 30, 2000 were $4,479,191 as compared to net sales of $8,043,361 for the three months ended June 30, 1999. The decrease of $3,564,170 or 44.3% was primarily attributable to a reduction of orders from customers.

     GROSS PROFIT. For the three months ended June 30, 2000, the Company had a gross profit of $182,113 compared to a gross profit of $2,128,404 for the three months ended June 30, 1999. The decrease in gross profit was primarily attributable to a 44.3% decrease in sales. Cost of goods sold as a percentage of net sales for the three months ended June 30, 2000 was 95.9% as compared to 73.5% for the three months ended June 30, 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended June 30, 2000 were $1,791,170 as compared to $1,460,233 for the three months ended June 30, 1999, representing an increase of 22.7%. The increase was primarily attributable to increased consulting and professional fees.

     INTEREST EXPENSE. Interest expense increased by $50,839 or 9.9% from $515,880 for the three months ended June 30, 1999 to $566,719 for the three months ended June 30, 2000. The increase in interest expense reflected increase in borrowing.

     NET INCOME (LOSS). Net loss in the second quarter of 2000 was ($2,175,776) or ($1.64) per share based on 1,328,246 weighted average common shares outstanding compared to a net income of $152,291 or $.14 per share in the second quarter of 1999 based on 1,082,827 weighted average common and common equivalent shares outstanding. The increase in net loss of $2,328,067 was primarily the result of reduced sales coupled with increased general and administrative expenses.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30, 1999

     NET SALES. Net sales for the six months ended June 30, 2000 were $10,300,906 as compared to net sales of $15,364,316 for the six months ended June 30, 1999. The decrease of $5,063,410 or 33.0% was primarily attributable to a reduction of orders from customers.

     GROSS PROFIT. For the six months ended June 30, 2000, the Company had a gross profit of $1,226,338 compared to a gross profit of $4,144,225 for the six months ended June 30, 1999. The decrease in gross profit was primarily attributable to a 33.0% decrease in sales. Cost of goods sold as a percentage of net sales for the six months ended June 30, 2000 was 88.1% as compared to 73.0% for the six months ended June 30, 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended June 30, 2000 were $3,457,621 as compared to $3,212,399 for the six months ended June 30, 1999, representing an increase of 7.6%. The increase was primarily attributable to increased consulting and professional fees.

     INTEREST EXPENSE. Interest expense increased by $35,811 or 3.5% from $1,014,001 for the six months ended June 30, 1999 to $1,049,812 for the six months ended June 30, 2000. The increase in interest expense reflected the increase in borrowing.

     NET LOSS. Net loss in the first six months of 2000 was ($3,281,095) or ($2.51) per share based on 1,308,731 weighted average common shares outstanding compared to a net loss of ($82,175) or ($.08) per share in the first six months of 1999 based on 1,065,836 weighted average common and common equivalent shares outstanding. The increase in net loss of $3,198,920 was primarily the result of reduced sales coupled with increased general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 2000, the Company financed its operations primarily through borrowings under its lending facilities and cash generated by operations. In addition, during the second quarter of 2000, the Company obtained $500,000 under a bridge loan from a potential strategic investor.

     At June 30, 2000, the Company had consolidated cash totaling $73,236 and a working capital deficit of $6,549,561. At December 31, 1999, the Company had consolidated cash totaling $151,685 and a working capital deficit of $4,131,902. The increase in working capital deficit was due primarily to the reduction in cash to fund the Company's net losses and the increase in accounts payable and accrued liabilities.

     The principal source of capital for the Company's operations is the line of credit facility between the Company and IBJ Whitehall, as Agent (the "IBJ Credit Facility"), which consists of the following:

     (i) the IBJ Revolving Loan facility of up to $12 million. Advances are made by formula based on the Company's accounts receivable and inventory balances. At June 30, 2000, the revolving credit facility had approximately $8.083 million of a possible $8.838 million outstanding. Interest is calculated at the prime rate plus .75% (10.25% at June 30,
         2000)

    (ii) the IBJ Term Loan, secured by machinery equipment, having an original loan amount of approximately $2.108 million of which approximately $1.743 million was outstanding at June 30, 2000. Monthly installments of $36,459 are due until maturity, at which time any balance owing is due. Interest is calculated at the prime rate plus 1% (10.5% at June 30, 2000)

   (iii) the CapEx Loan, secured by machinery and equipment put into service under a capital expenditure facility of 1999. The CapEx Loan allows for the financing of up to $1,000,000 of capital expenditures from May 1, 1999 at an advance rate of 80% of the cost of the equipment. The original amount outstanding at the closing was $238,990. At June 30, 2000, the balance outstanding was approximately $205,797. The loan calls for monthly payments of 1/72 of each advance with any balance being due at the maturity date. Interest is calculated at the prime rate plus 1% (10.5% at June 30, 2000).

     The Company's obligation to pay the principal of, interest on, premium, if any, and all other amounts payable on account of the IBJ Credit Facility is secured by the inventory, accounts receivables and machinery and equipment of the Company, as well as the pledge of all of the Company's ownership interest in it's principal subsidiary, Quality Automotive Company. Pursuant to the terms of the IBJ Credit Facility, under certain restrictive criteria, the Company may choose to borrow under a formula equal to 300 basis points over LIBOR. The IBJ Credit Facility contains covenants, which restrict the Company's ability to declare cash dividends and require the Company to maintain certain financial ratios such as fixed charge coverage and a minimum net worth. The Company was and continues to be in noncompliance with certain financial covenants under the IBJ Credit Facility. Until such time as the Company is no longer in non-compliance with the financial covenants contained in the IBJ Credit Facility or the IBJ Credit Facility is amended in a manner to cure such non-compliance, IBJ could accelerate the maturity date of the IBJ Credit Facility. Such acceleration of the maturity date of the IBJ Credit Facility could have a material adverse effect on the Company.

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

     The Reg S Debentures provided for interest at 8% per annum (subject to increase under certain circumstances), payable upon conversion or redemption of the Reg S Debentures, in cash or shares of Common Stock, at the option of the Company. The interest rate increased to 20% per annum for the period commencing January 1, 1999, since the underlying Conversion Shares are not covered by a registration statement filed with the SEC. At such time as the underlying shares are tradable, without regard to registration, the interest rate will revert to the 8% per annum. Further, if upon conversion of the Reg S Debentures the Company would otherwise issue shares of Common Stock in excess of the Maximum Conversion Share Allotment, the interest rate on the Reg S Debentures will, effective as of the issuance of the Maximum Conversion Share Allotment, increase to 25% per annum with respect to the unconverted Reg S Debentures. The Company has agreed that if it has not either retired the remaining Reg S Debentures with accrued but unpaid interest within ten (10) days of the issuance of the Maximum Conversion Share Allotment or issued a proxy statement soliciting stockholder authorization to issue additional shares in lieu of such cash redemption of the remaining Reg S Debentures, the Company would pay a penalty equal to the difference between the interest rate paid since inception and 25% on those Reg S Debentures which remain outstanding after the issuance of the Maximum Share Allotment. Such penalty will not be applicable if the Company issues the proxy statement referred to above.

     On May 23 and June 6, 2000, the Company received an aggregate principal amount of $500,000 pursuant to a bridge loan from a prospective strategic investor. The loan accrues interest at the annual rate of 10%. Subsequently, in July 2000, the Company received an additional $250,000 principal amount under such bridge loan from the prospective strategic investor. The proceeds of such bridge loan have been applied towards the reduction of amounts outstanding under the IBJ Credit Facility.

                                     PART II
                                OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     On August 21, 1998, an eight count complaint, entitled Al Dulisse, Bernard Bard, Michael Scicchitano and Barry Schwartz vs. U.S. Automotive Manufacturing, Inc., f/k/a R.T. Industries, Inc., a Delaware corporation (Case No. 98-007490
AN), was filed in the Circuit Court of the Fifteenth Judicial Circuit of Florida, in and for Palm Beach County (the "Complaint") alleging that the Company failed to recognize stock options purportedly exercised by each plaintiff under alleged stock option agreements with the Company's predecessor, R.T. Industries, Inc. The Complaint contained a breach of contract claim and unpaid-wages claim for each of the four plaintiffs; however on November 23, 1998, the Court entered an order dismissing with prejudice all of the unpaid-wages claims. A jury trial on the breach of contract claims was held in January 2000 and a verdict was rendered in favor of the Company. The plaintiffs' motions for partial judgement notwithstanding the verdict and for a new trial were denied at a subsequent hearing. The Company filed motions with respect to collecting certain costs and fees associated with the proceeding. The foregoing matter was dismissed with prejudice by an order of the court on July 14, 2000, in accordance with a settlement by the parties withdrawing all further rights and claims.

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

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 5, 2000, the Company issued an aggregate of 3,336 shares of common stock to certain holders of Reg S Debentures in connection with the conversion by such holders of an aggregate of $1,556 principal amount of Reg S Debentures, together with accrued and unpaid interest thereon of $479, at a conversion rate of $ 0.61 per share. The issuance of the common stock by the Company pursuant to the conversion of Reg S Debentures was made in reliance upon an exemption from registration under Section 3 (a) (9) of the Securities Act.

ITEM 5: OTHER INFORMATION

     In May 2000, Nasdaq informed the Company that, among other things, it was not in compliance with the new net tangible asset/market capitalization/net income requirements for continued listing on the Nasdaq SmallCap Market. The Company responded to the notice and was given until September 11, 2000, to comply. If the Company is not able to comply by such date, Nasdaq has advised the Company that it will delist the Company's common stock from the SmallCap market effective September 13, 2000. The Company intends to request a hearing prior to September 11, 2000, subject to the progress of the strategic investment, to appeal the determination to delist. Such hearing will stay the delisting process pending a final decision by the panel assigned to such hearing. If the Company is delisted, the Company's common stock may commence trading on the OTC Bulletin Board. In such event, it may become more difficult to buy or sell the Company's Common Stock or obtain timely and accurate quotations to buy or sell. In addition, the delisting could result in a decline in the trading market for the Company's common stock, which could potentially further depress the Company's stock price.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27   Financial Data Schedule

     (b)  Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 18, 2000

                               U.S. AUTOMOTIVE MANUFACTURING, INC.
                           By: /s/ JERRY W. PERRY
                               --------------------------------------
                                   Jerry W. Perry,
                                   Executive Vice President and Chief Operating
                                   Officer (principal financial officer)