Form 10QSB
period 2000-09-30
US AUTOMOTIVE MANUFACTURING INC
filed 2000-12-13
CIK 886113

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

                             Yes [X]     No [ ]

As of December 1, 2000, the Registrant had 1,329,492 shares outstanding of its common stock, $.001 par value.

Transitional Small Business Disclosure Format (check one):

                             Yes [ ]     No [X]

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION................................................  3

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at September 30, 2000 (unaudited)
            and December 31, 1999............................................  3

         Consolidated Statements of Operations (unaudited) for the
            three months ended September 30, 2000 and September 30, 1999.....  4

         Consolidated Statements of Operations (unaudited) for the
            nine months ended September 30, 2000 and September 30, 1999......  5

         Consolidated Statements of Cash Flows (unaudited) for
            the nine months ended September 30, 2000 and September 30, 1999..  6

         Notes to Consolidated Financial Statements..........................  7

Item 2.  Management's Discussion and Analysis or Plan
              of  Operation.................................................. 11

PART II. OTHER INFORMATION  ................................................. 15

Item 5.  Other Information  ................................................. 15

Item 6.  Exhibits and Reports on Form 8-K.................................... 16


SIGNATURES................................................................... 17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                           CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2000

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         2000          1999
                                                     -----------    -----------
                                                     (UNAUDITED)
ASSETS
Current Assets:
    Cash .........................................   $    25,128    $   151,685
    Accounts receivable (net of allowance of
        $162,000 and $73,000 respectively) .......     3,598,640      3,531,487
    Inventories ..................................     8,470,714      8,745,814
    Prepaid expenses and other ...................       19,124.         27,978
                                                     -----------    -----------
        Total Current Assets .....................    12,113,606     12,456,964
Property, plant and equipment
  (net of accumulated depreciation of
  $803,693 and $2,708,450 respectively) ..........     3,371,131     10,965,687
Fixed Assets Held For Sale .......................       873,149              .
Deferred financing costs .........................             .        397,989
Goodwill, net ....................................             .      5,635,673
                                                     -----------    -----------
TOTAL ASSETS .....................................   $16,357,886    $29,456,313
                                                     ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Line of credit ...............................     7,960,284      7,220,713
    Current portion of long-term debt ............     3,900,103      4,299,657
    Secured promissory loan ......................     1,420,000              .
    Accounts payable .............................     4,128,502      3,518,527
    Accrued liabilities ..........................     2,010,747      1,549,969
                                                     -----------    -----------

        Total Current Liabilities ................    19,419,636     16,588,866
Long-term debt, less current portion .............       103,370        124,079
Notes payable to shareholders ....................     5,610,000      5,340,000
                                                     -----------    -----------
        Total Liabilities ........................    25,133,006     22,052,945
                                                     -----------    -----------
Stockholders' Equity:
Issued & outstanding capital stock
  $.001 par value ................................         1,329          1,268
Additional paid-in capital .......................    39,314,596     39,252,927
Accumulated deficit ..............................   (48,091,045)   (31,850,827)
                                                     -----------    -----------
        Total stockholders' equity (deficit) .....    (8,775,120)     7,403,368
                                                     -----------    -----------
TOTAL LIABILITIES & STOCKHOLDERS'
  EQUITY (DEFICIT) ...............................   $16,357,886    $29,456,313
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    ---------------------------
                                                        2000           1999
                                                    ------------    -----------
Net sales .......................................   $  4,114,011    $ 5,661,471
Cost of goods sold ..............................      3,381,458      4,422,023
                                                    ------------    -----------
Gross profit ....................................        732,553      1,239,448
                                                    ------------    -----------
Operating expenses:
    Selling and delivery ........................        658,699        769,050
    General and administrative ..................        798,967        933,498
    Asset Impairment ............................                    11,621,053
                                                    ------------    -----------
    Total operating expenses ....................     13,078,719      1,702,548
                                                    ------------    -----------
Operating loss ..................................    (12,346,166)      (463,100)
Interest expense ................................       (612,957)      (499,219)
                                                    ------------    -----------
Net loss ........................................   $(12,959,123)   $  (962,319)
                                                    ============    ===========
Net loss per share, basic and diluted ...........   $      (9.75)   $     (0.86)
                                                    ============    ===========
Weighted average shares outstanding .............      1,329,492      1,124,168
                                                    ============    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    ---------------------------
                                                        2000           1999
                                                    ------------    -----------
Net sales .......................................   $ 14,414,917    $21,025,787
Cost of goods sold ..............................     12,456,026     15,642,114
                                                    ------------    -----------
Gross profit ....................................      1,958,891      5,383,673
                                                    ------------    -----------
Operating expenses:
    Selling and delivery ........................      2,135,033      2,303,709
    General and administrative ..................      2,780,254      2,611,238
    Asset Impairment ............................     11,621,053              .
                                                    ------------    -----------
    Total operating expenses ....................     16,536,340      4,914,947
                                                    ------------    -----------
Operating (loss) income .........................    (14,577,449)       468,726
Interest expense ................................     (1,662,769)    (1,513,220)
                                                    ------------    -----------
Net loss ........................................   $(16,240,218)   $(1,044,494)
                                                    ============    ===========
Net loss per share, basic and diluted ...........   $     (12.34)   $     (0.96)
                                                    ============    ===========
Weighted average shares outstanding .............      1,315,702      1,086,069
                                                    ============    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       U.S. AUTOMOTIVE MANUFACTURING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                    ---------------------------
                                                         2000           1999
                                                    ------------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss ........................................   $(16,240,218)   $(1,044,494)
Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and Amortization ...............      1,375,273      1,146,457
    Asset Impairment ............................     11,621,053             --
    Rollover of accrued interest into
      shareholder note ..........................        270,000        270,000
    Issuance of common stock in satisfaction
      of related party
    Payables ....................................             --         49,166
    (Increase) decrease in:
         Accounts receivable ....................        (67,152)        18,518
         Inventory ..............................        275,101       (314,338)
         Prepaid expenses and other .............          8,854       (252,231)
    Increase in:
         Accounts payable and accrued liabilities      1,095,338         97,186
                                                    ------------    -----------
Total adjustments ...............................     14,578,467      1,014,758
                                                    ------------    -----------
Net cash used in operating activities ...........     (1,661,751)       (29,736)
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures ........................       (241,257)      (892,922)
                                                    ------------    -----------
CASH FLOW FROM FINANCING ACTIVITIES
    Net borrowings on lines of credit,
      notes payable, and secured
    Promissory loans ............................      1,776,451        828,731
                                                    ------------    -----------
NET DECREASE IN CASH ............................       (126,557)       (93,927)
CASH-beginning of period ........................        151,685        338,641
                                                    ------------    -----------
CASH-end of period ..............................   $     25,128    $   244,714
                                                    ============    ===========


Supplemental Cash Flow Information:
  Non-cash financing and investing activities:
    Conversion of convertible debentures
      and accrued interest payable into
      common stock ..............................   $     49,230    $        --
    Directors fees converted into common stock ..   $     12,500    $    36,666

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       U.S AUTOMOTIVE MANUFACTURING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 1: BUSINESS OPERATIONS AND ORGANIZATION

     U.S. Automotive Manufacturing, Inc., a Delaware corporation incorporated on January 16, 1992, together with its wholly-owned subsidiaries Quality Automotive Company and U.S. Automotive Friction, Inc. (collectively, the "Company") is engaged in the manufacture, assembly and distribution of new and rebuilt automotive friction products. The Company maintains a manufacturing and warehouse/distribution facility in Tappahannock, Virginia.

     The  Company  manufactures  a full line of  automotive  friction  products, including brake lining, integrally molded and riveted brake pads and remanufactured brake shoes. The Company markets various grades of friction brake lining, using asbestos, non-asbestos organic and semi-metallic formulas, suitable for use by the automotive and light truck after-markets. The Company's products are marketed under the Brakes Worth Stopping For,(R) Silent Solution,(R) Gold Max,(R) Dual Friction,(TM) Ultra Brake,(TM) Ustop,(TM) and Quality Automotive(TM) tradenames and various private label packaging. In 1999, the Company's products were also sold under the Roinco,(TM) and Max Life, (TM) tradenames.

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

NOTE 2: UNAUDITED INTERIM STATEMENTS AND ASSET IMPAIRMENT

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10 - QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

     The Company has experienced lower than expected sales resulting from reduced customer orders and other industry wide factors. The lower than expected sales are anticipated to continue through the end of the year. In response to the lower sales, the Company has reduced staff and closed its manufacturing and warehouse facilities in Sanford, Florida.

     The Company is currently not generating sufficient revenues from operations to fund its operating activities and is dependent upon additional financing from external sources.

     Previously the Company reported that on May 9, 2000, it had entered into a non-binding letter of understanding with an investor with respect to a proposed strategic investment in the Company. In connection with that proposed investment, the investor has provided a secured promissory loan to the Company in the aggregate principal amount of $1,420,000. The investor has advised the Company that the strategic investment will not be made as a result of the Company's being delisted on October 19, 2000. However, the Company is still in negotiations with the strategic investor and another investor to structure a new deal in the form of an asset purchase. The Company, therefore, has no available sources of additional financing. If the Company is unable to secure financing, on an immediate basis, through a strategic investment or otherwise, the Company may be required to cease operations.

     The Company has been advised by its independent public accountants that unless the Company raises adequate capital through additional financing or a strategic investment prior to the completion of the audit of the Company's financial statements for the year ending December 31, 2000, the auditors' report on those financial statements will be modified to reflect this contingency. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets and classification of liabilities that would result from the inability of the Company to continue as a going concern.

Asset Impairment

     In the third quarter of 2000, after considering the Company's history of operating losses and the expectation of future operating losses, changes in the Company's strategic direction, and certain industry factors, the Company evaluated the ongoing value of its business. Based on this evaluation and the proposed strategic investor's decision not to make a strategic investment in the Company in accordance with the original proposal, the Company determined that assets with a carrying value of $15,517,000 were impaired according to the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asset to be Disposed Of", and wrote down the carrying value of such assets by $11,621,000 to their fair value. Fair value was based on the recent appraisals, if available, and expected future cash flows. The Company has also classified the fixed assets at its Sanford Florida facility as fixed assets held for sale on the accompanying balance sheet. Fair value of the fixed assets held for sale is based on anticipated sales prices.

     The Company's estimates of the fair value of the assets could be reduced significantly in the future due to the results of its discussions to raise capital and changes in market conditions. As a result, the carrying amount of long-lived assets could be further reduced materially in the future.


NOTE 3: INVENTORY

     Major inventory components were as follows:

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        2000           1999
                                                     ----------     ----------
                                                     (UNAUDITED)
Raw materials ..................................     $3,617,724     $4,027,616
Work in Process ................................        142,240         80,904
Finished goods .................................      4,710,750      4,637,294
                                                     ----------     ----------
                                                     $8,470,714     $8,745,814
                                                     ==========     ==========
NOTE 4: DEBT

CREDIT AGREEMENT

     The Company entered into a $15,000,000 credit agreement with IBJ Whitehall Business Credit Corporation (the "IBJ Credit Facility") as of July 30, 1999. The IBJ Credit Facility consists of a revolving loan, a term loan, and a capital expenditures loan. The IBJ Credit Facility terminates on July 30, 2002, unless earlier terminated, as provided for in the credit agreement.

     The revolving loan (the "IBJ Revolving Loan") commitment amount is $12,000,000, subject to certain limitations. Advances are made by formula based upon the Company's accounts receivable and inventory balances. As of September 30, 2000, a total of approximately $7,960,284, of a possible $8,350,783, was outstanding under the IBJ Revolving Loan and was included in line of credit in the accompanying balance sheets. Interest is calculated at the prime rate plus
 .75% (10.25% at September 30, 2000). The IBJ Revolving Loan is collateralized by the accounts receivable and inventory of the Company. Under the IBJ Revolving Loan, the Company is required to maintain a lockbox. Proceeds from the collection of accounts receivable are required to be remitted directly to this lockbox, which is controlled by IBJ Whitehall Business Credit Corporation. As such, the balance of the IBJ Revolving Loan is reflected as a short-term liability in the Company's financial statements. The short-term classification does not effect the Company's ability to draw additional advances under the credit agreement according to the established formula.

     The term loan (the "IBJ Term Loan") has an original loan amount of approximately $2,108,000 and is secured by machinery and equipment. Monthly installments of $36,459 are due until maturity, at which time the remaining outstanding balance is due. As of September 30, 2000, the balance outstanding was approximately $1,634,042. Interest is calculated at the prime rate plus 1% (10.5% at September 30, 2000).

     The capital expenditures loan (the "CapEx Loan") is a secured loan covering machinery and equipment put into service under a capital expenditure facility of 1999. The CapEx Loan allows for the financing of up to $1,000,000 of capital expenditures from May 1, 1999 at an advance rate of 80% of the cost of the equipment. As of September 30, 2000, the balance outstanding was approximately $195,839. The CapEx Loan requires monthly payments of 1/72 of each advance, with any remaining balance due at maturity. Interest is calculated at the prime rate plus 1% (10.5% at September 30, 2000).

     The IBJ Credit Facility contains covenants that restrict the Company's ability to declare cash dividends and require the Company to maintain certain financial ratios such as fixed charge coverage and a minimum net worth. The Company was and continues to be in non-compliance with certain financial covenants under the IBJ Credit Facility. Until such time as the Company is no longer in compliance with the financial covenants contained in the IBJ Credit
Facility or the IBJ Credit Facility is amended in a manner to cure such non-compliance, IBJ could accelerate the maturity date of the IBJ Credit Facility. Such acceleration of the maturity date of the IBJ Credit Facility would have a material adverse effect on the Company.

CONVERTIBLE DEBENTURES

     In 1998, the Company obtained additional financing through the sale of 8% Redeemable Convertible Debentures (the "Reg S Debentures"), in the aggregate principal amount of $2,250,000. The Reg S Debentures represent unsecured obligations of the Company and must be converted into shares (the "Conversion Shares") of the Company's common stock at maturity date (December 31, 2000), unless they have been converted earlier at the option of the holder. The conversion price of the Reg S Debentures will be equal to 80 percent of the average closing bid price of the shares of common stock as quoted on the Nasdaq SmallCap Market for the five trading days immediately preceding the date of conversion. Notwithstanding the foregoing, the Company is not obligated to issue more than 209,660 Conversion Shares (the "Maximum Conversion Share Allotment") without stockholder approval.

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

     As of September 30, 2000 an aggregate of $230,760 principal amount of Reg S Debentures plus accrued but unpaid interest thereon of $41,514 had been converted into 209,660 shares of the Company's Common Stock at an average conversion price of $1.255 per share.

     Subsequent to the Company's filing of the preliminary proxy statement, the Company proceeded with negotiations with a prospective strategic investor in connection with an equity investment by the strategic investor in the Company. The transaction contemplated the simultaneous conversion of the outstanding Reg S Debentures into a certain percentage of the Company's common stock. As a result of the continuing negotiations, the Company was unable to file a definitive proxy statement until such time as a formal agreement regarding the strategic investment was entered into. The strategic investment as negotiated, however, was conditioned, among other things, upon the continued listing of Company's common stock on the Nasdaq Small Cap market. Effective October 19, 2000, by a decision of a Nasdaq listing Qualifications Panel, the Company's common stock was delisted from the Nasdaq Small Cap market. Subsequent to such delisting all discussions relating to the originally proposed strategic investment have ceased entirely. As of December 1, 2000 the Company has not filed a definitive proxy statement. By letter dated December 5, 2000, the holders of Reg S Debentures notified the Company that they declared the Company to be in default under the terms of the Reg S Debentures and demanded an accelerated payment of principal and interest on the outstanding Reg S Debentures. The Company has initiated discussions in an effort to resolve this matter.

SECURED LOAN

     Prior to the termination of discussions with the prospective strategic investor with respect to the originally proposed strategic investment, the Company had entered into a secured loan with the prospective strategic investor for an aggregate principal amount of $1,420,000 (the "Secured Promissory Loan"). The Secured Promissory Loan was primarily for $1,000,000 of cash received and approximately $347,000 related to the conversion of certain payables for inventory. The Company recorded interest expense in the third quarter of 2000 for the difference between the face value of the Secured Promissory Loan and the value of the cash received and payables converted. The cash proceeds have been applied towards the reduction of amounts outstanding under the IBJ Credit Facility. The Secured Promissory Loan accrues interest at an annual rate of 10%. The interest rate may be increased to 13% in the event of a default. The Secured Promissory Loan is due on October 30, 2002. The Secured Promissory Loan has been classified as current as it contains a covenant that requires repayment in the event that the Company fails to pay certain indebtness, which would likely occur if any of the Company's debt that is currently in non compliance with debt covenants was accelerated. The Secured Promissory Loan is secured by the Company's real estate and operating office and warehouse facilities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The  Private  Securities  Litigation  Reform  Act of 1995  provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's recent losses and its ability to continue as a going concern, the Company's need to obtain additional financing and the ability to obtain such financing; outstanding indebtedness; the ability to hire and retain key personnel; successful completion and integration of prior and any future acquisitions; relationships with and dependence on third-party equipment manufacturers and suppliers; uncertainties relating to business and economic conditions in markets in which the Company operates; uncertainties relating to government and regulatory policies and other political risks; uncertainties relating to customer plans and commitments; cost of and availability of component materials and inventories; effect of governmental export and import policies; the highly competitive environment in which the Company operates; potential entry of new, well-capitalized competitors into the Company's markets; and the uncertainty regarding the Company's ability to continue as a going concern as well as it ability, through sales growth, to absorb the increasing costs incurred and expected to be incurred in connection with its business activities. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made.

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

     The downturn of the third and fourth quarters of 1999 reversed itself in late December 1999 primarily as a result of accelerated orders from existing customers. The Company ended the year with a substantial backlog of orders. This trend continued during the first quarter of year 2000 primarily as a result of the Company's two largest customers more than doubling the normal amount of orders they typically place during this period. As a result of the increase in orders the Company was forced to hire and train a substantial amount of new employees, which had a material adverse effect on the Company's operating results. Moreover, in the last half of April 2000, the Company was advised that both of its largest customers had an oversupply of inventory and would be cutting back orders. As a result, the Company was again required to reduce the number of its full-time employees.

     Previously the Company reported that on May 9, 2000, it had entered into a non-binding letter of understanding with a strategic investor. In connection with that proposed investment, the prospective investor had loaned the Company an aggregate principal amount of $1,420,000. A pre-condition to such strategic investor's investment in the Company had been the continued listing of the Company's Common Stock or the Nasdaq Small Cap market. As described below, effective October 19, 2000 the Company's Common Stock has been delisted from the Nasdaq Small Cap market and has commenced trading on the OTC Bulletin Board. Subsequent to such delisting, all discussions relating to the originally propossed strategic investment have ceased entirely. Consequently, the Company has no sources of available financing. If the Company is unable to secure financing on an immediate basis, through a strategic investment, or otherwise, the Company may be required to cease operations.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     NET SALES. Net sales for the three months ended September 30, 2000 were $4,114,011 as compared to net sales of $5,661,471 for the three months ended September 30, 1999. The decrease of $1,547,460 or 27.3% was primarily attributable to a reduction of orders from customers.

     GROSS PROFIT. For the three months ended September 30, 2000, the Company had a gross profit of $732,553 compared to a gross profit of $1,239,448 for the three months ended September 30, 1999. The decrease in gross profit was primarily attributable to the decrease in sales. Cost of goods sold as a percentage of net sales for the three months ended September 30, 2000 was 82.2% as compared to 78.1% for the three months ended September 30, 1999 because of increase in utility expenses and manufacturing overhead.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 30, 2000 were $1,457,666 as compared to $1,702,548 for the three months ended September 30, 1999, representing a decrease of 14.4%. The decrease was primarily attributable to the closing of the Company's Sanford, Florida facility.

     ASSET IMPAIRMENT. During the third quarter of 2000 the Company recorded an asset impairment charge of $11,621,053. See Note: 2 under Notes to Consolidated Financial Statements.

     INTEREST EXPENSE. Interest expense increased by $113,738 or 22.8% from $499,219 for the three months ended September 30, 1999 to $612,957 for the three months ended September 30, 2000. The increase in interest expense reflected an increase in borrowing by the Company.

     NET LOSS. Net loss in the third quarter of 2000 was ($12,959,123) or ($9.75) per share based on 1,329,492 weighted average common shares outstanding compared to a net loss of ($962,319) or ($.86) per share in the third quarter of 1999 based on 1,124,168 weighted average common and common equivalent shares outstanding. The increase in net loss of $375,751 was primarily the result of reduced sales and write down of assets.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     NET SALES. Net sales for the nine months ended September 30, 2000 were $14,414,917 as compared to net sales of $21,025,787 for the nine months ended September 30, 1999. The decrease of $6,610,870 or 31.4% was primarily attributable to a reduction of orders from customers.

     GROSS PROFIT. For the nine months ended September 30, 2000, the Company had a gross profit of $1,958,891 compared to a gross profit of $5,383,673 for the nine months ended September 30, 1999. The decrease in gross profit was primarily attributable to the decrease in sales. Cost of goods sold as a percentage of net sales for the nine months ended September 30, 2000 was 86.4% as compared to 74.4% for the nine months ended September 30, 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended September 30, 2000 were relatively unchanged at $4,915,287 as compared to $4,914,947 for the nine months ended September 30, 1999.

     ASSET IMPAIRMENT. During the third quarter of 2000 the Company recorded an asset impairment charge of $11,621,053. See Note: 2 under Notes to Consolidated Financial Statements.

     INTEREST EXPENSE. Interest expense increased by $149,549 or 9.9% from $1,513,220 for the nine months ended September 30, 1999 to $1,662,769 for the nine months ended September 30, 2000. The increase in interest expense reflected the increase in borrowing.

     NET LOSS. Net loss in the first nine months of 2000 was ($16,240,218) or ($12.34) per share based on 1,315,702 weighted average common shares outstanding compared to a net loss of ($1,044,494) or ($.96) per share in the first nine months of 1999 based on 1,086,069 weighted average common and common equivalent shares outstanding. The increase in net loss of $3,574,671 was primarily the result of reduced sales and write down of assets.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 2000, the Company financed its operations primarily through borrowings under its lending facilities and cash generated by operations. In addition, during the third quarter of 2000, the Company obtained the secured promissory loan in the amount of $1,420,000.

     At September 30, 2000, the Company had consolidated cash totaling $25,128 and a working capital deficit of $7,310,440. At December 31, 1999, the Company had consolidated cash totaling $151,685 and a working capital deficit of $4,131,902. The increase in working capital deficit was due primarily to the reduction in cash, which was used to fund the Company's recent net losses and the increase in accounts payable and accrued liabilities.

     The principal source of capital for the Company's operations is the line of credit facility between the Company and IBJ Whitehall, as Agent (the "IBJ Credit Facility"), which consists of the following:

     (i) the IBJ Revolving Loan facility of up to $12 million. Advances are made by formula based on the Company's accounts receivable and inventory balances. At September 30, 2000, the revolving credit facility had approximately $7,960,284 of a possible $8,350,783 outstanding. Interest is calculated at the prime rate plus .75% (10.25% at September 30, 2000)

     (ii) the IBJ Term Loan, secured by machinery equipment, having an original loan amount of approximately $2,108,000 of which approximately
           $1,634,042 was outstanding at September 30, 2000. Monthly installments of $36,459 are due until maturity, at which time any balance owing is due. Interest is calculated at the prime rate plus 1% (10.5% at September 30, 2000)

     (iii) the CapEx Loan, secured by machinery and equipment put into service under a capital expenditure facility of 1999. The CapEx Loan allows for the financing of up to $1,000,000 of capital expenditures from May 1, 1999 at an advance rate of 80% of the cost of the equipment. The original amount outstanding at the closing was $238,990. At September 30, 2000, the balance outstanding was approximately $195,839. The loan calls for monthly payments of 1/72 of each advance with any balance being due at the maturity date. Interest is calculated at the prime rate plus 1% (10.5% at September 30, 2000).

     The Company's obligation to pay the principal of, interest on, premium, if any, and all other amounts payable on account of the IBJ Credit Facility is secured by the inventory, accounts receivables and machinery and equipment of the Company, as well as the pledge of all of the Company's ownership interest in it's principal subsidiary, Quality Automotive Company. Pursuant to the terms of the IBJ Credit Facility, under certain restrictive criteria, the Company may choose to borrow under a formula equal to 300 basis points over LIBOR. The IBJ Credit Facility contains covenants, which restrict the Company's ability to declare cash dividends and require the Company to maintain certain financial ratios such as fixed charge coverage and a minimum net worth. The Company was and continues to be in noncompliance with certain financial covenants under the IBJ Credit Facility. Until such time as the Company is no longer in non-compliance with the financial covenants contained in the IBJ Credit Facility or the IBJ Credit Facility is amended in a manner to cure such non-compliance, IBJ could accelerate the maturity date of the IBJ Credit Facility. Such acceleration of the maturity date of the IBJ Credit Facility would have a material adverse effect on the Company.

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

     In May 2000, the Company filed a preliminary proxy statement for the purpose of, among other things, obtaining stockholder authorization to the issuance of additional shares in excess of the Maximum Conversion Share Allotment in connection with a further request for the conversion of outstanding Reg S Debentures by the holders thereof. Subsequent thereto, the Company proceeded with negotiations with a prospective strategic investor for an equity investment in the Company, which transaction contemplated the simultaneous conversion of the outstanding Reg S Debentures into a certain percentage at the Company's common stock. As a result, the Company was unable to file a definitive proxy statement until such time as a formal agreement would be entered into with respect to the strategic investment. The strategic investment as negotiated, however, was conditioned, among other things, upon the continued listing of the Company's common stock on the Nasdaq Small Cap market. Effective, October 19, 2000, the Company's common stock was delisted from the Nasdaq Small Cap market. Subsequent to such delisting, all discussions relating to the strategic investment have ceased entirely. The Company has not yet filed a definitive proxy statement. By letter dated December 5, 2000, the holders of Reg S Debentures notified the Company that they declared the Company to be in default under the terms of the Reg S Debentures and demanded an accelerated payment of principal and interest on the outstanding Reg S Debentures. The Company has initiated discussions in an effort to resolve this matter.

     During the second quarter of 2000, the Company obtained the Secured Promissory Loan in the aggregate amount of $1,420,000. The Secured Promissory Loan consisted of $1,000,000 of cash received and approximately $347,000 related to the conversion of certain payables for inventory. The Company recorded interest expense in the third quarter of 2000 for the difference between the face value of the Secured Promissory Loan and the value of the cash received and payables converted. The cash proceeds have been applied towards the reduction of amounts outstanding under the IBJ Credit Facility. The Secured Promissory Loan accrues interest at an annual rate of 10%. The interest rate is subject to be increased to 13% in the event of a default. The Secured Promissory Loan is due on October 30, 2002. The Secured Promissory Loan has been classified as current as it contains a covenant that requires repayment in the event that the Company fails to pay certain indebtness, which would likely occur if any of the Company's debt that is currently in non compliance with debt covenants was accelerated. The Secured Promissory Loan is secured by the Company's real estate and operating office, and warehouse facilities.

                                     PART II
                                OTHER INFORMATION

ITEM 5: OTHER INFORMATION

     In May 2000, Nasdaq informed the Company that it was not in compliance with the net tangible asset/market capitalization/net income requirements for continued listing on the Nasdaq SmallCap Market. The Company responded to the notice and was given until September 10, 2000, to comply. The Company subsequently requested that a Nasdaq Listing Qualifications Panel agree to the continued listing of its common stock on the Nasdaq Small Cap market. On October 18, 2000, the Panel determined to delist the Company's common stock from the Nasdaq Stock Market effective with the open business on October 19, 2000. The Company's common stock has commenced trading on the OTC Bulletin Board.

     On October 13, 2000 the holders of the outstanding Reg S Debentures provided written notice to the Company claiming that the Company was in default of the terms of the Reg S Debentures for failure to timely file a definitive proxy statement with respect to stockholder authorization for issuance of common stock in excess of the Maximum Conversion Share Allotment. Subsequent to such notification and in response to a letter from the Company explaining the causes for the delay in filing such definitive proxy, the holders of Reg S Debentures provided further written notice on November 9, 2000, directing the Company to expedite the filing of such definitive proxy and requesting that the Company agree to extend the maturity date of the Reg S Debentures for one year to December 31, 2001. The Company has not taken any action with respect to filing a definitive proxy statement or extending the maturity date of the Reg S Debentures. By letter dated December 5, 2000, the holders of Reg S Debentures notified the Company that they declared the Company to be in default under the terms of the Reg S Debentures and demanded an accelerated payment of principal and interest on the outstanding Reg S Debentures. The Company has initiated discussions in an effort to resolve this matter.

     ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 Amended and Restated Secured Promissory Note dated September 27, 2000 from the Company, Quality Automotive Company and U.S. Automotive Friction, Inc to FDP Brakes, Inc.

          10.2 Amendment to Deed of Trust, Fixture Filing and Security Agreement dated September 27, 2000 among Quality Automotive Company and Ellen and David G. Lane as trustees for the benefit of FDP Brakes, Inc.

          27   Financial Data Schedule

     (b)  Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 8, 2000

                                             U.S. AUTOMOTIVE MANUFACTURING, INC.
                                         By: /s/ MARTIN D. CHEVALIER
                                             --------------------------------
                                                 Martin D. Chevalier,
                                                 President
                                                 (principal and sole officer)